Form 10-Q
period 2024-06-30
Pacific Oak Strategic Opportunity REIT, Inc.
filed 2024-08-09
CIK 1452936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

 FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
(866) 722-6257
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of August 7, 2024, there were 102,951,952 outstanding shares of common stock of Pacific Oak Strategic Opportunity REIT, Inc.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
FORM 10-Q
June 30, 2024

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Real estate held for investment, net	$1,028,007	$1,091,881
Real estate held for sale, net	—	2,873
Real estate equity securities	8,598	41,609
Total real estate and real estate-related investments, net	1,036,605	1,136,363
Cash and cash equivalents	40,467	99,160
Restricted cash	39,014	56,049
Investments in unconsolidated entities	66,136	45,901
Rents and other receivables, net	23,234	22,500
Prepaid expenses and other assets	23,778	28,170
Total assets	$1,229,234	$1,388,143
Liabilities and equity
Notes and bonds payable related to real estate held for investment, net	$999,442	$1,026,714
Notes payable related to real estate held for sale, net	—	1,969
Notes and bonds payable, net	$999,442	$1,028,683
Accounts payable and accrued liabilities	27,963	30,409
Due to affiliates	10,976	7,902
Other liabilities	52,015	57,785
Total liabilities	1,090,396	1,124,779
Commitments, contingencies and guarantees (Note 9)
Equity
Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 103,016,968 and 103,310,648 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1,030	1,033
Additional paid-in capital	899,052	901,049
Cumulative distributions and net loss	(760,627)	(639,933)
Total stockholders’ equity	139,455	262,149
Noncontrolling (deficit) interests	(617)	1,215
Total equity	138,838	263,364
Total liabilities and equity	$1,229,234	$1,388,143
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Rental income	$30,612	$32,152	$61,822	$64,229
Hotel revenues	2,235	2,565	5,039	5,478
Other operating income	959	1,066	1,869	2,204
Dividend income from real estate equity securities	3	113	81	2,110
Total revenues	33,809	35,896	68,811	74,021
Expenses:
Operating, maintenance, and management	11,183	11,107	22,086	22,275
Real estate taxes and insurance	6,556	5,843	13,031	12,260
Hotel expenses	1,784	1,984	3,652	3,945
Asset management fees to affiliates	3,872	3,710	7,974	7,684
General and administrative expenses	4,541	3,222	7,793	6,220
Foreign currency transaction (gain) loss, net	(7,368)	6,272	(11,280)	3,553
Depreciation and amortization	10,380	12,110	21,129	24,158
Interest expense, net	18,008	15,788	34,782	31,819
Impairment charges on real estate and related intangibles	21,026	18,926	60,291	36,589
Total expenses	69,982	78,962	159,458	148,503
Other (loss) income:
Loss from unconsolidated entities, net	(8,653)	(14,630)	(16,730)	(16,962)
Other interest income	283	1,012	738	1,216
Loss on real estate equity securities, net	(1,282)	(4,089)	(16,632)	(16,122)
Gain on sale of real estate	167	3,292	619	32,761
Total other (loss) income, net	(9,485)	(14,415)	(32,005)	893
Net loss before income taxes	(45,658)	(57,481)	(122,652)	(73,589)
Income tax provision	—	—	—	(3,662)
Net loss	(45,658)	(57,481)	(122,652)	(77,251)
Net loss attributable to noncontrolling interests	1,437	6	1,958	195
Net loss attributable to common stockholders	$(44,221)	$(57,475)	$(120,694)	$(77,056)
Net loss per common share, basic and diluted	$(0.43)	$(0.55)	$(1.17)	$(0.74)
Weighted-average number of common shares outstanding, basic and diluted	103,134,992	103,737,734	103,208,689	103,804,676

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests (Deficit)	Total Equity
	Shares	Amounts
Balance, March 31, 2024	103,214,807	$1,032	$901,050	$(716,406)	$185,676	$1,044	$186,720
Net loss	—	—	—	(44,221)	(44,221)	(1,437)	(45,658)
Transfers to redeemable common stock payable, net	—	—	(399)	—	(399)	—	(399)
Noncontrolling interest contribution	—	—	—	—	—	47	47
Noncontrolling interest distribution	—	—	—	—	—	(271)	(271)
Redemptions of common stock	(197,839)	(2)	(1,599)	—	(1,601)	—	(1,601)
Balance, June 30, 2024	103,016,968	$1,030	$899,052	$(760,627)	$139,455	$(617)	$138,838

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance, March 31, 2023	103,788,298	$1,038	$907,045	$(515,363)	$392,720	$3,903	$396,623
Net loss	—	—	—	(57,475)	(57,475)	(6)	(57,481)
Transfers to redeemable common stock, net	—	—	(297)	—	(297)	—	(297)
Redemptions of common stock	(162,202)	(2)	(1,702)	—	(1,704)	—	(1,704)
Noncontrolling interests distributions	—	—	—	—	—	(613)	(613)
Balance, June 30, 2023	103,626,096	$1,036	$905,046	$(572,838)	$333,244	$3,284	$336,528

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests (Deficit)	Total Equity
	Shares	Amounts
Balance, December 31, 2023	103,310,648	$1,033	$901,049	$(639,933)	$262,149	$1,215	$263,364
Net loss	—	—	—	(120,694)	(120,694)	(1,958)	(122,652)
Transfers from redeemable common stock payable, net	—	—	357	—	357	—	357
Noncontrolling interest contributions	—	—	—	—	—	397	397
Noncontrolling interest distribution	—	—	—	—	—	(271)	(271)
Redemptions of common stock	(293,680)	(3)	(2,354)	—	(2,357)	—	(2,357)
Balance, June 30, 2024	103,016,968	$1,030	$899,052	$(760,627)	$139,455	$(617)	$138,838

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance, December 31, 2022	103,932,083	$1,039	$907,044	$(495,782)	$412,301	$4,092	$416,393
Net loss	—	—	—	(77,056)	(77,056)	(195)	(77,251)
Transfers from redeemable common stock, net	—	—	1,213	—	1,213	—	1,213
Redemptions of common stock	(305,987)	(3)	(3,211)	—	(3,214)	—	(3,214)
Noncontrolling interests distributions	—	—	—	—	—	(613)	(613)
Balance, June 30, 2023	103,626,096	$1,036	$905,046	$(572,838)	$333,244	$3,284	$336,528

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(122,652)	$(77,251)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment charges on real estate and related intangibles	60,291	36,589
Loss from unconsolidated entities, net	16,730	16,962
Depreciation and amortization	21,129	24,158
Loss on real estate equity securities, net	16,632	16,122
Gain on sale of real estate	(619)	(32,761)
Deferred rent	(325)	(1,508)
Amortization of deferred financing costs and debt discount and premium, net	4,781	4,567
Foreign currency transaction (gain) loss, net	(11,280)	3,553
Changes in assets and liabilities:
Rents and other receivables, net	(370)	(560)
Prepaid expenses and other assets	(1,802)	(3,448)
Accounts payable and accrued liabilities	(2,243)	(3,068)
Due to affiliates	3,074	3,884
Other liabilities	894	3,355
Net cash used in operating activities	(15,760)	(9,406)
Cash Flows from Investing Activities:
Improvements to real estate	(17,512)	(10,349)
Proceed from sales of real estate, net	3,126	40,795
Purchase of interest rate caps	(1,447)	(347)
Proceeds from interest rate caps	1,687	—
Contributions to an unconsolidated entity	(38,689)	—
Distributions of capital from an unconsolidated entity	1,497	1,144
Payments on foreign currency derivatives, net	(478)	(17,964)
Proceeds from the sale of real estate equity securities	16,379	13,557
Proceeds for development obligations	5	1,855
Payments on development obligations	(3,905)	(1,421)
Net cash (used in) provided by investing activities	(39,337)	27,270
Cash Flows from Financing Activities:
Proceeds from notes and bonds payable	98,850	980
Principal payments on notes and bonds payable	(115,169)	(56,922)
Payments of deferred financing costs	(3,890)	(409)
Redemptions of common stock	(2,357)	(3,214)
Noncontrolling interest contributions	397	—
Noncontrolling interest distributions	(271)	(613)
Net cash used in financing activities	(22,440)	(60,178)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,809	(1,225)
Net decrease in cash, cash equivalents and restricted cash	(75,728)	(43,539)
Cash, cash equivalents and restricted cash, beginning of period	155,209	159,044
Cash, cash equivalents and restricted cash, end of period	$79,481	$115,505
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2024	2023
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $2,186 and $1,743 for the six months ended June 30, 2024 and 2023, respectively	$30,490	$27,379
Supplemental Disclosure of Significant Noncash Transaction:
Accrued improvements to real estate	2,814	1,915
Accrued development obligations	7,313	8,982
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
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
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board’s Accounting Standards Codification and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and six months ended June 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2024
(unaudited)
Liquidity
The Company generally finances its real estate investments and operations using notes and bonds payable that are typically structured as non-recourse secured mortgages with maturities of approximately three to five years. Each reporting period management evaluates the Company’s ability to continue as a going concern by evaluating conditions and events, including assessing the liquidity needs to satisfy upcoming debt obligations and the ability to satisfy debt covenant requirements. Through the normal course of operations, and as further discussed in Note 4, the Company has $372.2 million of debt obligations coming due within one year following the report issuance date. In order to satisfy obligations as they mature, management will evaluate its options and may seek to utilize extension options (if available) in the respective loan agreements, may make partial loan repayments to meet debt covenant requirements, may seek to refinance certain debt instruments, may sell real estate equity securities to convert to cash to make principal payments, may market one or more properties for sale or may negotiate a turnover of one or more secured properties back to the related mortgage lender and remit payment for any associated loan guarantee. Historically, the Company has successfully refinanced debt instruments or utilized extension options in order to satisfy debt obligations as they come due and has not negotiated a turnover of a secured property back to a lender, though the Company may utilize such option if necessary. Based upon these plans, and the plans described above, management believes it will have sufficient liquidity to satisfy its obligations as they come due and to continue as a going concern. There can be no assurance as to the certainty or timing of any of management’s plans.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Segments
The Company operates in three reportable business segments: strategic opportunistic real estate and real estate-related investments (“strategic opportunistic properties”), residential homes, and hotel, which is how the Company’s management manages the business. In general, the Company intends to hold its investments in strategic opportunistic properties for capital appreciation. Traditional performance metrics of strategic opportunistic properties may not be meaningful as these investments are generally non-stabilized and do not provide a consistent stream of interest income or rental revenue. These investments exhibit similar long-term financial performance and have similar economic characteristics. These investments typically involve a higher degree of risk and do not provide a constant stream of ongoing cash flows. As a result, the Company’s management views strategic opportunistic properties as similar investments and aggregates them into one reportable business segment. The Company owns residential homes in 18 markets which are all aggregated into one reportable business segment due to the homes being stabilized, having high occupancy rates and having similar economic characteristics. Additionally, as of June 30, 2024, the Company owns one hotel, which is a separate reportable business segment due to the nature of the hotel business with short-term stays.
Real Estate Equity Securities
These investments are carried at their estimated fair value based on quoted market prices for the security, net of any discounts for restrictions on the sale of the security. Transaction costs that are directly attributable to the acquisition of real estate equity securities are capitalized to its cost basis.
For the three and six months ended June 30, 2024, the Company recognized realized losses on real estate equity securities of $4.9 million and $31.6 million, respectively, and unrealized gains on real estate equity securities of $3.6 million and $15.0 million, respectively. For both of the three and six months ended June 30, 2023, the Company recognized realized gains on real estate equity securities of $5.8 million, respectively, and unrealized losses on real estate equity securities of $9.9 million and $21.9 million, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2024
(unaudited)
Reclassifications
Certain amounts in the prior year period have been reclassified to conform to the current period presentation. Goodwill and redeemable common stock payable, which were previously reported separately on the accompanying consolidated balance sheets, are now included in prepaid expenses and other assets and other liabilities, respectively, for all periods presented. Additionally, the Company sold residential homes during the six months ended June 30, 2024 and as a result, certain assets and liabilities were reclassified to held for sale in the accompanying consolidated balance sheets for all periods presented. These reclassifications have not changed the results of operations of the prior period.
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
Recently Issued Accounting Standards Updates
There have been no recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the six months ended June 30, 2024, that are of significance or potential significance to the Company.

3.REAL ESTATE HELD FOR INVESTMENT
As of June 30, 2024, the Company consolidated nine office complexes, encompassing, in the aggregate, approximately 3.2 million rentable square feet and these properties were 68% occupied. In addition, the Company owned one residential home portfolio consisting of 2,155 residential homes, and two apartment properties, containing 609 units, which were 95% and 91% occupied, respectively. The Company also owned one hotel property with 196 rooms, four investments in undeveloped land with approximately 581 developable acres and one office/retail development property. The following table summarizes the Company’s real estate held for investment as of June 30, 2024 and December 31, 2023, respectively (in thousands):

	June 30, 2024	December 31, 2023
Land	$246,745	$253,075
Buildings and improvements	917,448	988,883
Tenant origination and absorption costs	13,608	17,080
Total real estate, cost	1,177,801	1,259,038
Accumulated depreciation and amortization	(149,794)	(167,157)
Total real estate held for investment, net	$1,028,007	$1,091,881

Operating Leases
Certain of the Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2024, the leases, excluding options to extend, apartment leases and residential home leases, which have terms that are generally one year or less, had remaining terms of up to 16.2 years with a weighted-average remaining term of 3.4 years. Some of the leases have provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from tenants in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash and assumed in real estate acquisitions related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets totaled $5.8 million and $5.9 million as of June 30, 2024 and December 31, 2023, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2024
(unaudited)
During the three and six months ended June 30, 2024, the Company recognized deferred rent from tenants of $0.3 million and $0.4 million, net of lease incentive amortization, respectively. During the three and six months ended June 30, 2023, the Company recognized deferred rent from tenants of $0.7 million and $1.5 million, net of lease incentive amortization, respectively. As of June 30, 2024 and December 31, 2023, the cumulative deferred rent receivable balance, including unamortized lease incentive receivables, was $20.1 million and $19.1 million, respectively, and is included in rents and other receivables in the accompanying consolidated balance sheets. The cumulative deferred rent balance included $3.0 million and $2.5 million of unamortized lease incentives as of June 30, 2024 and December 31, 2023, respectively.
As of June 30, 2024, the future minimum rental income from the Company’s office complexes, under non-cancelable operating leases was as follows (in thousands):

July 1, 2024 through December 31, 2024	$29,761
2025	56,600
2026	44,974
2027	36,444
2028	29,428
Thereafter	69,286
$266,493

Geographic Concentration Risk
As of June 30, 2024, the Company’s real estate investments in California and Georgia represented 20.2% and 10.5%, respectively, of the Company’s total assets. As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California and Georgia real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
Hotel Property
The following table provides detailed information regarding the Company’s hotel revenues during the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Hotel revenues:
Room	$1,947	$2,240	$4,413	$4,805
Other	288	325	626	673
Hotel revenues	$2,235	$2,565	$5,039	$5,478
Contract Liabilities
The Company’s contract liabilities are comprised of: hotel advanced deposits, deferred proceeds received from the buyers of the Park Highlands land sales, and value of Park Highlands land that was contributed to a master association. As of June 30, 2024 and December 31, 2023, contract liabilities were $19.8 million and $23.8 million, respectively, which are included in other liabilities on the accompanying consolidated balance sheets. During the three and six months ended June 30, 2024, the Company recognized $1.5 million and $4.0 million, respectively, of income related to the contract liabilities. During the three and six months ended June 30, 2023, the Company recognized $0.8 million and $1.5 million, respectively, of income related to the contract liabilities.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2024
(unaudited)
Impairment of Real Estate
During the three and six months ended June 30, 2024, the Company recorded impairment charges on real estate of $21.0 million and $60.3 million, respectively, to write down the carrying value of three of the Company’s strategic opportunistic properties and one hotel due to declines in market conditions and projected cash flows. During the three and six months ended June 30, 2023, the Company recorded impairment charges on real estate in the aggregate of $18.9 million and $36.6 million, respectively, to write down the carrying values of two of the Company’s strategic opportunistic properties to their estimated fair values due to increases in the discount and cap rate assumptions and decrease in projected cash flows.
Pending Real Estate Sales
In March 2024, the Company, through indirect wholly owned subsidiaries, entered into a purchase and sale agreement for the sale of approximately 454 developable acres of Park Highlands undeveloped land, from the Company’s strategic opportunistic properties segment for gross sale proceeds of approximately $195.0 million, before closing costs, credits and taxes. The sale is expected to be completed in two phases. In Phase 1, 212.14 gross acres are anticipated to be sold to the buyer for approximately $91.0 million by the Phase 1 planned closing in September 2024. In Phase 2, 242.17 gross acres are anticipated to be sold to the buyer for approximately $104.0 million by the Phase 2 planned closing in November 2025. Note that each of the foregoing anticipated closing dates may be extended in certain circumstances.
In addition, the land parcels are held through the Company’s taxable REIT subsidiaries (“TRS”) for certain tax planning purposes and to ensure preservation of the Company’s REIT status. A portion of the acres to be sold are pledged as collateral for the Series C bonds. There can be no assurance that the Company will complete the sale. The purchaser is not affiliated with the Company or with the Company’s external advisor, Pacific Oak Capital Advisors, LLC (“Pacific Oak Capital Advisors”).
In June 2024, the Company, through an indirectly wholly owned subsidiary, entered into a purchase and sale agreement for the sale of 47 residential homes, from the Company’s residential home segment for gross sale proceeds of approximately $9.0 million, before closing costs and credits, with a planned closing in August 2024. The transaction did not meet the held for sale criteria. There can be no assurance that the Company will complete the sale. The purchaser is not affiliated with the Company or Pacific Oak Capital Advisors.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2024
(unaudited)
4.NOTES AND BONDS PAYABLE
As of June 30, 2024 and December 31, 2023, the Company’s notes and bonds payable consisted of the following (dollars in thousands):

	Book Value as of June 30, 2024	Book Value as of December 31, 2023	Contractual Interest Rate as of June 30, 2024	Effective Interest Rate at June 30, 2024 (1)	Payment Type (2)	Maturity Date (3)
Series B Bonds (4)	$205,685	$321,724	3.93%	3.93%	(4)	01/31/2026
Series C Bonds (4)	95,377	99,461	9.00%	9.00%	Interest Only	06/30/2026
Series D Bonds (4)	76,329	—	9.50%	9.50%	(4)	02/28/2029
Crown Pointe Mortgage Loan	54,738	54,738	SOFR + 2.30%	7.64%	Interest Only	04/01/2025
Georgia 400 Center Mortgage Loan (5)	39,966	40,184	SOFR + 2.75%	8.09%	Principal & Interest	10/22/2024
PORT Mortgage Loan 1	34,967	34,967	4.74%	4.74%	Interest Only	10/01/2025
PORT Mortgage Loan 2	10,523	10,523	4.72%	4.72%	Interest Only	03/01/2026
PORT MetLife Loan 1 (5)	57,267	59,091	3.90%	3.90%	Interest Only	04/10/2026
PORT MetLife Loan 2 (5)	93,564	93,388	3.99%	3.99%	Interest Only	04/10/2026
Lincoln Court Mortgage Loan (5)	33,110	33,310	SOFR + 3.25%	8.59%	Interest Only	08/07/2025
Lofts at NoHo Commons Mortgage Loan	68,451	68,451	SOFR + 2.18% (6)	7.52%	Interest Only	09/09/2024
Madison Square Mortgage Loan (5)	20,493	17,962	4.63%	3.99%	Interest Only	10/07/2024
Bank of America Mortgage Loan (7)	171,036	175,234	BSBY + 2.75%	8.16%	Principal & Interest	09/01/2026
NexBank Mortgage Loan (8)	34,182	—	SOFR + 3.50% (8)	8.84%	Principal & Interest	04/30/2025
Eight & Nine Corporate Centre Mortgage Loan	20,000	—	SOFR + 4.90% (9)	10.24%	Interest Only	02/09/2026
Richardson Office Mortgage Loan (8)	—	12,209	(8)	(8)	(8)	(8)
Q&C Hotel Mortgage Loan (8)	—	24,579	(8)	(8)	(8)	(8)
Total notes and bonds payable principal outstanding	1,015,688	1,045,821
Deferred financing costs and debt discount and premium, net (10)	(16,246)	(17,138)
Total notes and bonds payable, net	$999,442	$1,028,683
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of June 30, 2024. Effective interest rate was calculated as the actual interest rate in effect as of June 30, 2024 (consisting of the contractual interest rate and contractual floor rates), using interest rate indices such as Secured Overnight Financing Rate (“SOFR”) or Bloomberg Short Term Bank Yield (“BSBY”) as of June 30, 2024, where applicable.
(2) Represents the payment type required under these loans as of June 30, 2024. Certain future monthly payments due under these loans also include amortizing principal payments.
(3) Represents the initial maturity date or the maturity date as extended as of June 30, 2024; subject to certain conditions, the maturity dates of certain loans may be extended beyond the date shown. For more information of the Company’s contractual obligations under its notes and bonds payable, see five-year maturity table, below.
(4) As of June 30, 2024, the Company had bonds outstanding of 1.4 billion Israeli new shekels (approximately $377.4 million as of June 30, 2024) (“Series Bonds”), of which 360.0 million Israeli new shekels (approximately $95.4 million as of June 30, 2024) are collateralized by real estate (specified lands in Park Highlands and Richardson). The Series Bonds have principal maturities ranging from January 2025 to February 2029.
(5) The Company’s notes and bonds payable are generally non-recourse. These mortgage loans have guarantees over certain balances whereby the Company would be required to make the remaining payments in the event that the Company turned the property over to the lender. As of June 30, 2024, the guaranteed amount in the aggregate was $193.9 million.
(6) The effective interest rate is at the higher of one-month SOFR or 1.75%, plus 2.18%.
(7) This loan is cross-collateralized by the associated properties: Park Centre, 1180 Raymond, The Marq, and Oakland City Center.
(8) During the six months ended June 30, 2024, the Company refinanced and consolidated two of its mortgage loans into one NexBank Mortgage Loan and is cross-collateralized by the Richardson Office and Q&C Hotel properties. The effective interest rate is at the higher of one-month SOFR plus 3.50% or 7.50%.
(9) The effective interest rate is at the higher of one-month SOFR plus 4.90% or 8.90%.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2024
(unaudited)
During the three and six months ended June 30, 2024, the Company incurred $18.0 million and $34.8 million, respectively, of interest expense. Included in interest expense during the three and six months ended June 30, 2024 was $2.5 million and $4.8 million, respectively, of amortization of deferred financing costs and debt discount and premium. Additionally, during the three and six months ended June 30, 2024, the Company capitalized $1.1 million and $2.2 million, respectively, of interest related to its investments in undeveloped land.
During the three and six months ended June 30, 2023, the Company incurred $15.8 million and $31.8 million, respectively, of interest expense. Included in interest expense during the three and six months ended June 30, 2023 was $2.2 million and $4.6 million, respectively of amortization of deferred financing costs and debt discount and premium. Additionally, during the three and six months ended June 30, 2023, the Company capitalized $0.9 million and $1.7 million, respectively, of interest related to its investments in undeveloped land.
As of June 30, 2024 and December 31, 2023, the Company’s interest payable was $8.5 million and $9.0 million, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes and bonds payable outstanding as of June 30, 2024 (in thousands):

July 1, 2024 through December 31, 2024	$143,293
2025	268,058
2026	528,009
2027	25,443
2028	25,443
Thereafter	25,442
$1,015,688

All the Company’s debt obligations are generally non-recourse, subject to certain limited guaranty payments, as outlined in the table above, except for the Company’s Series Bonds. The Company plans to utilize available extension options or refinance the notes payable. The Company may also choose to market the properties for sale or may negotiate a turnover of the secured properties back to the related mortgage lender.
The Company’s notes and bonds payable contain financial debt covenants, including minimum equity requirements and liquidity ratios. As of June 30, 2024, the Company was in compliance with all of these debt covenants with the exception that the Lofts at NoHo Commons Mortgage Loan and Lincoln Court Mortgage Loan were not in compliance with the debt service coverage requirement. As a result of such non-compliance, the Company is required to provide a cash sweep for the Lofts at NoHo Commons Mortgage Loan and Lincoln Court Mortgage Loan.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2024
(unaudited)
5.FAIR VALUE DISCLOSURES
As of June 30, 2024 and December 31, 2023, the carrying amounts and fair values of the Company’s financial instruments are as follows (in thousands):

	June 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities (Level 3):
Notes payable	$631,472	$627,950	$620,262	$611,725
Financial liabilities (Level 1):
Pacific Oak SOR BVI Series B Bonds	$198,900	$196,764	$312,458	$296,380
Pacific Oak SOR BVI Series C Bonds	$92,741	$99,173	$95,963	$102,664
Pacific Oak SOR BVI Series D Bonds	$76,329	$77,520	$—	$—
Disclosure of the fair value of financial instruments is based on pertinent information available to the Company as of the period end and requires a significant amount of judgment.
As of June 30, 2024, the Company measured the following assets at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate equity securities	$8,598	$8,598	$—	$—
Asset derivative - interest rate caps (1)	$1,446	$—	$1,446	$—
Nonrecurring Basis:
Impaired real estate (2)	$276,875	$—	$—	$276,875
_____________________
(1) Interest rate caps are included in prepaid expenses and other assets in the consolidated balance sheets.
(2) Amount represents the fair value for a real estate asset impacted by impairment charges during the six months ended June 30, 2024, as of the date that the fair value measurement was made. The carrying value for the real estate asset may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date.
During the six months ended June 30, 2024, three of the Company’s real estate properties and one hotel were impaired and written down to their estimated fair values due to declines in market conditions and projected cash flows. Three of the Company’s real estate properties were measured based on an income approach with the significant unobservable inputs used in evaluating the estimated fair value of the properties, with discount rates between 8.25% to 8.75% and terminal cap rates between 7.0% to 8.0%. One of the Company’s real estate properties was measured based on a recently quoted transaction price.
During the six months ended June 30, 2023, two of the Company’s real estate properties were impaired and written down to their estimated fair values. The two real estate properties were measured based on an income approach with the significant unobservable inputs used in evaluating the estimated fair value of these properties, including discount rates between 7.5 to 9.0% and terminal cap rates of 7.0 to 8.25%. One investment in unconsolidated entity was measured at the estimated value of the Company’s ownership calculated based on a hypothetical liquidation of the net assets, discounted for lack of marketability and control. The Company used a discount rate of 8.75% and a cap rate of 7.0% to estimate the fair value of the real estate, an interest rate adjustment of 0.15% to estimate the fair value of the debt, a discount rate of 20% for lack of marketability, and a discount rate of 20% for lack of control.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2024
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
_____________________
(1) Interest rate caps and foreign currency collars are included in prepaid expenses and other assets on the accompanying consolidated balance sheets.
(2) Amount represents the fair value for a real estate asset impacted by impairment charges during the year ended December 31, 2023, as of the date that the fair value measurement was made. The carrying value for the real estate asset may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date.

6.RELATED PARTY TRANSACTIONS
The Company has entered into agreements with certain affiliates pursuant to which they provide services to the Company. Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and six months ended June 30, 2024 and 2023, respectively, and any related amounts payable as of June 30, 2024 and December 31, 2023 (in thousands):

	Incurred during the three months ended June 30,		Incurred during the six months ended June 30,		Payable as of
	2024	2023	2024	2023	June 30, 2024	December 31, 2023
Expensed
Asset management fees	$3,872	$3,710	$7,974	$7,684	$10,097	$6,855
Property management fees (1)	647	859	1,324	1,523	135	153
Disposition fees (2)	21	58	36	420	—	—
Reimbursable offering costs (3)	—	894	—	894	744	894
	$4,540	$5,521	$9,334	$10,521	$10,976	$7,902
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
(3) Reimbursable offering costs to Pacific Oak Capital Advisors related to the terminated PORT private offering.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2024
(unaudited)
Pacific Oak Opportunity Zone Fund I
During the three and six months ended June 30, 2024, the Company received a distribution of capital of $1.5 million from Pacific Oak Opportunity Zone Fund I, and there were no distributions during the three and six months ended June 30, 2023.

7.INVESTMENTS IN UNCONSOLIDATED ENTITIES
As of June 30, 2024 and December 31, 2023, the Company’s investments in unconsolidated entities were composed of the following (in thousands):

	Number of Properties as of June 30, 2024			Investment Balance as of
Joint Venture		Location	Ownership %	June 30, 2024		December 31, 2023
110 William Joint Venture	1	New York, New York	(1)	$44,812	(1)	$22,314
Pacific Oak Opportunity Zone Fund I	4	Various	47.0%	21,324	(2)	23,587
353 Sacramento Joint Venture	1	San Francisco, California	55.0%	—	(3)	—
				$66,136		$45,901
_____________________
(1) The Company committed to funding up to $105.0 million (the “Capital Commitments”) to the 110 William Joint Venture in exchange for 77.5% of preferred interest in the joint venture. As of June 30, 2024, the Company owned 100% of the common interest in the joint venture. Refer to Note 9 for additional details.
(2) The maximum exposure to loss as a result of the Company’s investment in the Pacific Oak Opportunity Zone Fund I is limited to the carrying amount of the investment.
(3) The Company suspended the equity method of accounting for the 353 Sacramento Joint Venture.
The following summarizes financial information for investment in unconsolidated entities (in thousands):

	June 30, 2024	December 31, 2023
Assets:
Real estate, net	$412,474	$411,028
Total assets	499,207	468,002
Liabilities:
Notes payable, net (1)	418,016	410,563
Total liabilities	437,601	427,794
Total equity	$61,606	$40,207
_____________________
(1) The Company guaranteed all debt servicing costs and timely debt payments by the 110 William Joint Venture. As of both June 30, 2024 and December 31, 2023, the 110 William Joint Venture had $248.7 million of variable rate debt outstanding that was subject to the Company’s guarantee and additionally, subject to meeting certain future conditions, the 110 William Joint Venture has a facility to draw an additional $56.7 million of debt. The debt was collateralized by the underlying real estate and has an initial maturity date of July 5, 2026, although the maturity date may be extended under certain circumstances. Debt and interest payments were current as of June 30, 2024. Refer to Note 9 for additional details.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Total revenues	$13,703	$10,673	$22,979	$21,793
Operating loss	(18,144)	(13,718)	(28,374)	(27,753)
Net loss	$(18,120)	$(13,771)	$(28,350)	$(27,719)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2024
(unaudited)
8.REPORTING SEGMENTS
The Company recognizes three reporting segments for the three and six months ended June 30, 2024 and 2023, which consist of: strategic opportunistic properties, residential homes, and hotel. All corporate related costs are included in the strategic opportunistic properties segment to align with how financial information is presented to the Company's Chief Executive Officer and President, who are jointly the chief operating decision maker (the “CODM”). The CODM makes key operating decisions, evaluates financial results and manages the Company’s business based on the selected financial information. The selected financial information for reporting segments for the three and six months ended June 30, 2024 and 2023 are as follows (in thousands):

	Three Months Ended June 30, 2024
	Strategic Opportunistic Properties	Residential Homes	Hotel	Total
Total revenues	$22,921	$8,653	$2,235	$33,809
Total expenses	(55,397)	(11,103)	(3,482)	(69,982)
Total other (loss) income	(9,677)	177	15	(9,485)
Net loss before income taxes	$(42,153)	$(2,273)	$(1,232)	$(45,658)

	Six Months Ended June 30, 2024
	Strategic Opportunistic Properties	Residential Homes	Hotel	Total
Total revenues	$46,054	$17,718	$5,039	$68,811
Total expenses	(127,523)	(22,037)	(9,898)	(159,458)
Total other (loss) income	(32,333)	284	44	(32,005)
Net loss before income taxes	$(113,802)	$(4,035)	$(4,815)	$(122,652)

	Three Months Ended June 30, 2023
	Strategic Opportunistic Properties	Residential Homes	Hotel	Total
Total revenues	$23,874	$9,457	$2,565	$35,896
Total expenses	(64,298)	(11,403)	(3,261)	(78,962)
Total other (loss) income	(14,482)	21	46	(14,415)
Net loss before income taxes	$(54,906)	$(1,925)	$(650)	$(57,481)

	Six Months Ended June 30, 2023
	Strategic Opportunistic Properties	Residential Homes	Hotel	Total
Total revenues	$49,761	$18,782	$5,478	$74,021
Total expenses	(119,673)	(22,668)	(6,162)	(148,503)
Total other income	797	21	75	893
Net loss before income taxes	$(69,115)	$(3,865)	$(609)	$(73,589)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2024
(unaudited)
Total assets related to the reporting segments as of June 30, 2024 and December 31, 2023 are as follows (in thousands):

	Strategic Opportunistic Properties	Residential Homes	Hotel	Total
Total assets as of June 30, 2024	$898,458	$292,220	$38,556	$1,229,234
Total assets as of December 31, 2023	$1,024,555	$315,957	$47,631	$1,388,143

9.COMMITMENTS, CONTINGENCIES AND GUARANTEES
Lease Obligations
As of June 30, 2024 and December 31, 2023, the Company’s lease and rights to a leasehold interest with respect to 210 West 31st, which was accounted as a finance lease, are included in the consolidated balance sheet as follows:

	June 30, 2024	December 31, 2023
Right-of-use asset (included in real estate held for investment, net, in thousands)	$6,391	$6,391
Lease obligation (included in other liabilities, in thousands)	9,584	9,537

Remaining lease term	89.5 years	90.0 years
Discount rate	4.8%	4.8%

As of June 30, 2024, the Company had a leasehold interest expiring in 2114. Future minimum lease payments under the Company’s finance lease as of June 30, 2024 are as follows (in thousands):

July 1, 2024 through December 31, 2024	$180
2025	393
2026	396
2027	396
2028	396
Thereafter	51,375
Total expected minimum lease obligations	53,136
Less: Amount representing interest (1)	(43,552)
Present value of net minimum lease payments (2)	$9,584
_____________________
(1) Interest includes the amount necessary to reduce the total expected minimum lease obligations to present value calculated at the Company’s incremental borrowing rate at acquisition.
(2) The present value of net minimum lease payments is included in other liabilities in the accompanying consolidated balance sheets.

Capital Commitments
As of June 30, 2024, the Company had a future funding commitment of $38.0 million related to the Capital Commitments. The Capital Commitments fund the building expenditures and tenant improvements. Such amounts are payable as incurred and therefore, no accrual is recognized as of June 30, 2024.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2024
(unaudited)
Guarantee Agreements
As of June 30, 2024, and as part of the previous 110 William Joint Venture debt and restructuring agreements, the Company guaranteed the completion of the construction and the development of the building expenditures and tenant improvements. The Company also guaranteed all debt servicing costs and timely debt payments by the 110 William Joint Venture. Refer to Note 7 for additional details.
The guaranteed amounts are due upon occurrence of a triggering event, such as default for nonpayment or failure to perform based on the conditions defined in the agreement. As of June 30, 2024, the maximum potential amount of future payments under the Company’s guarantees is not estimable as it is dependent on various factors including the 110 William Joint Venture’s future operating performance level, potential completion cost overages, future levels of variable rate debt and related interest, and the amount of future contributions by the Company. Due to uncertainties surrounding these factors, the Company was unable to estimate the maximum amounts payable under the guarantees. As of June 30, 2024, no triggering events had occurred, the likelihood of loss was determined to be remote, and no liability related to the guarantees was recognized.
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations as of June 30, 2024.
Legal Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. As of June 30, 2024, there are no material legal or regulatory proceedings pending or known to be contemplated against the Company or its properties.

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
•We have focused, and may continue to focus, our investments in non-performing: real estate, real estate-related loans, investments in joint ventures, and real estate-related securities, which involve more risk than investments in performing real estate and real estate-related assets.
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
As of June 30, 2024, we consolidated nine office complexes, encompassing, in the aggregate, approximately 3.2 million rentable square feet, one residential home portfolio consisting of 2,155 residential homes, two apartment properties containing 609 units, one hotel property with 196 rooms, four investments in undeveloped land with approximately 581 developable acres, one office/retail development property and held an interest in three investments in unconsolidated entities.
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
Liquidity and Capital Resources
Our principal demand for funds during the short and long-term is and will be for payments under debt and funding obligations, including principal repayments, the acquisition of real estate and real estate-related investments, payment of operating expenses, capital expenditures and general and administrative expenses, redemptions and purchases of our common stock (to the extent we resume our share redemption program, which we suspended after June 30, 2024) and payments of distributions to stockholders. To date, we have had five primary sources of capital for meeting our cash requirements:
•Proceeds from the primary portion of our initial public offering;
•Proceeds from our dividend reinvestment plan;
•Debt financing, including bond offerings in Israel;
•Proceeds from the sale of real estate and real estate-related investments; and
•Cash flow generated by our real estate and real estate-related investments.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures and corporate general and administrative expenses. Cash flow from operations from our real estate investments is primarily dependent upon the occupancy levels of our properties, the net effective rental rates on our leases, the collectability of rent and operating recoveries from our tenants and how well we manage our expenditures. As of June 30, 2024, our office complexes were collectively 68% occupied, our residential home portfolio was 95% occupied and our apartment properties were 91% occupied.
Investments in real estate equity securities may generate cash flow in the form of dividend income. As of June 30, 2024, we had one investment in real estate equity securities outstanding with a total carrying value of $8.6 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended June 30, 2024 did not exceed the charter-imposed limitation.
For the six months ended June 30, 2024, our cash needs for capital expenditures, redemptions of common stock funding commitment, and debt requirements were met with proceeds from dispositions of real estate, proceeds from debt financing and cash on hand, except where otherwise noted. Operating cash needs during the same period were met through cash flow generated by our real estate and real estate-related investments and cash on hand. As of June 30, 2024, we had outstanding debt obligations in the aggregate principal amount of $1.0 billion, with a weighted-average remaining term of 1.8 years. As of June 30, 2024, we had $339.1 million of debt obligations scheduled to mature over the period from July 1, 2024 through June 30, 2025. Of these debt obligations $75.2 million have extension options if we comply with certain debt covenants that may include one or a combination of the following ratios: debt-to-value, debt yield, minimum equity requirements and debt service coverage. In order to satisfy obligations as they mature, we plan to utilize extension options available in the respective loan agreements, may seek to refinance certain debt instruments, may market one or more properties for sale or may negotiate a turnover of one or more secured properties back to the related mortgage lender. We have also agreed to fund expenditures and improvements to the 110 William Joint Venture of $105.0 million (the “Capital Commitments”). As of June 30, 2024, the outstanding amount to be paid under the Capital Commitments is approximately $38.0 million. Based upon these plans, we believe we will have sufficient liquidity to continue as a going concern. There can be no assurance as to the certainty or timing of any of our plans.
We plan to meet these obligations primarily through a combination of one or more of cash on hand, asset sales, extension options (if available), refinancings (whether with the same lender or different lenders) and issuing additional debt. We believe that with these options we have sufficient cash on hand and availability to address our debt maturities and capital needs scheduled to mature over the period July 1, 2024 through June 30, 2025. However, tighter financial conditions, higher interest rates and lower asset values may make it more difficult to refinance our loans or to sell assets on favorable terms. In recent years, we have accessed debt capital through the Israeli capital markets, but that source of debt capital may be limited in the future because of changing conditions such as the ongoing conflicts in Israel. Our mortgage loans are primarily non-recourse to us, meaning the lender’s recourse is to take possession of the underlying property. It is possible we may choose not to repay or refinance some of the maturing loans, which would ultimately result in losing possession of the underlying property.
Guarantee Agreements
As of June 30, 2024, and as part of the previous 110 William Joint Venture debt and restructuring agreements, we guaranteed the completion of the construction and the development of the building expenditures and tenant improvements. We also guaranteed all debt servicing costs and timely debt payments by the 110 William Joint Venture.
The guaranteed amounts are due upon occurrence of a triggering event, such as default for nonpayment or failure to perform based on the conditions defined in the agreement. The maximum potential amount of future payments under the guarantees is not currently estimable as it is dependent on various factors including the 110 William Joint Venture’s future operating performance level, potential completion cost overages, future levels of variable rate debt and related interest, and the amount of future contributions by us. Due to uncertainties surrounding these factors, we were unable to estimate the maximum amounts payable under the guarantees. As of June 30, 2024, no triggering events had occurred, the likelihood of loss was determined to be remote, and no liability related to the guarantee was recognized.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Cash Flows from Operating Activities
As of June 30, 2024, we consolidated nine office complexes, encompassing, in the aggregate, approximately 3.2 million rentable square feet and these properties were 68% occupied. In addition, we owned one residential home portfolio consisting of 2,155 residential homes, and two apartment properties containing 609 units, which were 95% and 91% occupied, respectively. We also owned one hotel property with 196 rooms, four investments in undeveloped land with approximately 581 developable acres, and one office/retail development property, and held an interest in three investments in unconsolidated entities and one investment in real estate equity securities. During the six months ended June 30, 2024, net cash used in operating activities was $15.8 million. We expect that our cash flows from operating activities will increase in future periods as a result of leasing additional space that is currently unoccupied and anticipated future acquisitions of real estate and real estate-related investments. However, our cash flows from operating activities may decrease to the extent that we dispose of additional assets.
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
Cash Flows from Investing Activities
Net cash used in investing activities was $39.3 million for the six months ended June 30, 2024, and consisted primarily of the following:
•Contributions to an unconsolidated entity of $38.7 million;
•Proceeds from the sale of real estate equity securities of $16.4 million; and
•Improvements to real estate of $17.5 million.
Cash Flows from Financing Activities
Net cash used in financing activities was $22.4 million for the six months ended June 30, 2024 and consisted primarily of the following:
•Proceeds from notes and bonds payable of $98.9 million, primarily related to proceeds received from the Series D bonds and Eight & Nine Corporate Centre Mortgage Loan; and
•Principal payments on notes and bonds payable of $115.2 million, primarily related to the Series B bonds installment payment.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
In order to execute our investment strategy, we utilize secured debt, and we may, to the extent available, utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. There is no limitation on the amount we may borrow for any single investment. Our charter does not limit us from incurring debt until our aggregate borrowings would exceed 300% of our net assets, which approximates aggregate liabilities of 75% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves); however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of June 30, 2024, our borrowings and other liabilities were within the limits stated in our charter.
As of June 30, 2024, we had bonds outstanding of 1.4 billion Israeli new shekels (approximately $377.4 million as of June 30, 2024) (“Series Bonds”), of which 360.0 million Israeli new shekels (approximately $95.4 million as of June 30, 2024) are collateralized by real estate (specified lands in Park Highlands and Richardson). The Series Bonds have principal maturities ranging from January 2025 to February 2029 with interest rates ranging from 3.93% to 9.50%.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of June 30, 2024 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2024	2025-2026	2027-2028	Thereafter
Outstanding debt obligations (1)	$1,015,688	$143,293	$796,067	$50,886	$25,442
Interest payments on outstanding debt obligations (2)	109,954	31,427	70,067	8,057	403
Finance lease obligation (3)	53,136	180	789	792	51,375
Capital Commitments (4)	37,965	(4)	(4)	—	—
Development obligations (5)	7,313	7,313	—	—	—
_____________________
(1) Amounts include principal payments based on the outstanding principal amounts, maturity dates and foreign currency rates in effect as of June 30, 2024.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates, foreign currency rates and interest rates in effect as of June 30, 2024.
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
Overview
As of June 30, 2024, we consolidated nine office complexes, encompassing, in the aggregate, approximately 3.2 million rentable square feet, one residential home portfolio consisting of 2,155 residential homes, two apartment properties containing 609 units, one hotel property with 196 rooms, four investments in undeveloped land with approximately 581 developable acres, one office/retail development property, held an interest in three investments in unconsolidated entities and one investment in real estate equity securities.
Our results of operations for the three and six months ended June 30, 2024, may not be indicative of those in future periods due to acquisition and disposition activities. Additionally, the occupancy in our office complexes has not been stabilized. As of June 30, 2024, our office complexes were collectively 68% occupied, our residential home portfolio was 95% occupied and our apartment property was 91% occupied. However, due to the amount of near-term lease expirations, we do not put significant emphasis on quarterly changes in occupancy (positive or negative) in the short run. Our underwriting and valuations are generally more sensitive to “terminal values” that may be realized upon the disposition of the assets in the portfolio and less sensitive to ongoing cash flows generated by the portfolio in the years leading up to an eventual sale. There are no guarantees that the occupancy of our assets will increase, or that we will recognize a gain on the sale of our assets. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of leasing additional space and acquiring additional assets but decrease due to disposition activity.
Comparison of the three months ended June 30, 2024 versus the three months ended June 30, 2023
The following table provides summary information about our results of operations for the three months ended June 30, 2024 and 2023 (dollar amounts in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/Dispositions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2024	2023
Rental income	$30,612	$32,152	$(1,540)	(5)%	$(1,149)	$(391)
Hotel revenues	2,235	2,565	(330)	(13)%	—	(330)
Other operating income	959	1,066	(107)	(10)%	—	(107)
Dividend income from real estate equity securities	3	113	(110)	(97)%	(71)	(39)
Operating, maintenance, and management	11,183	11,107	76	1%	(326)	402
Real estate taxes and insurance	6,556	5,843	713	12%	(251)	964
Hotel expenses	1,784	1,984	(200)	(10)%	—	(200)
Asset management fees to affiliates	3,872	3,710	162	4%	(141)	303
General and administrative expenses	4,541	3,222	1,319	41%	753	566
Foreign currency transaction (gain) loss, net	(7,368)	6,272	(13,640)	(217)%	n/a	n/a
Depreciation and amortization	10,380	12,110	(1,730)	(14)%	(347)	(1,383)
Interest expense, net	18,008	15,788	2,220	14%	(297)	2,517
Impairment charges on real estate and related intangibles	21,026	18,926	2,100	11%	n/a	n/a
Loss from unconsolidated entities, net	(8,653)	(14,630)	5,977	(41)%	—	5,977
Other interest income	283	1,012	(729)	(72)%	n/a	n/a
Loss on real estate equity securities, net	(1,282)	(4,089)	2,807	(69)%	893	1,914
Gain on sale of real estate	167	3,292	(3,125)	(95)%	(3,125)	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended June 30, 2024, compared to the three months ended June 30, 2023 related to real estate and real estate-related investments acquired or disposed on or after July 1, 2023.
(2) Represents the dollar amount increase (decrease) for the three months ended June 30, 2024, compared to the three months ended June 30, 2023 with respect to real estate and real estate-related investments owned by us during the entirety of both periods presented.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Rental income decreased to $30.6 million for the three months ended June 30, 2024, from $32.2 million for the three months ended June 30, 2023, primarily due to the disposition of residential homes, which resulted in a decrease in rental income of approximately $1.1 million. The occupancy rates and income within the residential homes and strategic opportunistic properties segment remained consistent for the three months ended June 30, 2024 and 2023, with the exception of a slight decrease in occupancy rates for the apartment properties. Additionally, the average occupancy rate and rental income per square foot for our strategic opportunistic properties remained consistent for the three months ended June 30, 2024 and 2023. We expect rental income to increase in future periods as a result of new lease activity and to the extent we acquire additional properties, but to decrease to the extent we dispose of properties or from naturally expiring leases.
Foreign currency transaction gain, net increased to $7.4 million for the three months ended June 30, 2024 from a $6.3 million foreign currency transaction loss, net for the three months ended June 30, 2023, primarily due to the outstanding Series Bonds being denominated in Israeli new shekel and more favorable exchange rates during the three months ended June 30, 2024. We expect to recognize foreign transaction gains and losses due to changes in the value of the U.S. dollar relative to the Israeli new shekel, which may be offset with foreign currency derivative hedges in future periods, and changes in the level of foreign currency exposure.
Interest expense, net increased to $18.0 million for the three months ended June 30, 2024, from $15.8 million for the three months ended June 30, 2023, primarily due to the increase in the weighted-average variable rate to 8.2% as of June 30, 2024, from 7.5% as of June 30, 2023. Additionally, the weighted-average fixed rate increased to 5.6% as of June 30, 2024, from 4.1% as of June 30, 2023, primarily due to the issuance of the Series C bonds of $99.5 million with a fixed interest rate of 9.0% and the Series D bonds of $76.2 million with a fixed interest rate of 9.5% and payment of the $106.6 million Series B bonds with a fixed interest rate of 3.93%. We anticipate interest expense will continue to increase in 2024 as a result of the effect of higher average market interest rates on our variable-rate debt, since interest rates are expected to plateau and then start to decrease at a slower rate compared to how quickly they increased throughout 2023. Our interest expense in future periods will vary based on interest rates on variable and fixed rate debt, the amount of interest capitalized, level of future borrowings, interest rate derivative instruments, and the impact of refinancing efforts.
Impairment charges on real estate and related intangibles increased to $21.0 million for the three months ended June 30, 2024 from $18.9 million for the three months ended June 30, 2023. We impaired two strategic opportunistic properties during the three months ended June 30, 2024 due to declines in market conditions and projected cash flows, and impaired two strategic opportunistic properties during the three months ended June 30, 2023 due to increases in the discount and cap rate assumptions and decreases in projected cash flows.
Loss from unconsolidated entities, net decreased to $8.7 million for the three months ended June 30, 2024 from $14.6 million for the three months ended June 30, 2023, primarily due to a $14.8 million impairment of 353 Sacramento Joint Venture during the three months ended June 30, 2023 and partially offset by an increase in losses from the 110 William Joint Venture of $8.4 million.
Loss on real estate equity securities, net decreased to $1.3 million for the three months ended June 30, 2024, from $4.1 million for the three months ended June 30, 2023, primarily related to the change in the fair value of our real estate equity securities held and sold during these periods. We expect gains and losses on real estate equity securities to fluctuate in future periods as a result of changes in share prices and the level of our investments in real estate equity securities.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Comparison of the six months ended June 30, 2024 versus the six months ended June 30, 2023
The following table provides summary information about our results of operations for the six months ended June 30, 2024 and 2023 (dollar amounts in thousands):

	Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Dispositions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2024	2023
Rental income	$61,822	$64,229	$(2,407)	(4)%	$(2,305)	$(102)
Hotel revenues	5,039	5,478	(439)	(8)%	—	(439)
Other operating income	1,869	2,204	(335)	(15)%	—	(335)
Dividend income from real estate equity securities	81	2,110	(2,029)	(96)%	(2,023)	(6)
Operating, maintenance, and management	22,086	22,275	(189)	(1)%	(642)	453
Real estate taxes and insurance	13,031	12,260	771	6%	(512)	1,283
Hotel expenses	3,652	3,945	(293)	(7)%	—	(293)
Asset management fees to affiliates	7,974	7,684	290	4%	(276)	566
General and administrative expenses	7,793	6,220	1,573	25%	753	820
Foreign currency transaction (gain) loss, net	(11,280)	3,553	(14,833)	(417)%	n/a	n/a
Depreciation and amortization	21,129	24,158	(3,029)	(13)%	(665)	(2,364)
Interest expense, net	34,782	31,819	2,963	9%	(635)	3,598
Impairment charges on real estate and related intangibles	60,291	36,589	23,702	65%	n/a	n/a
Loss from unconsolidated entities, net	(16,730)	(16,962)	232	(1)%	—	232
Other interest income	738	1,216	(478)	(39)%	n/a	n/a
Loss on real estate equity securities, net	(16,632)	(16,122)	(510)	3%	(25,868)	25,358
Gain on sale of real estate	619	32,761	(32,142)	(98)%	(32,142)	n/a
Income tax provision	—	(3,662)	3,662	100%	3,662	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 related to real estate and real estate-related investments acquired or disposed on or after July 1, 2023.
(2) Represents the dollar amount increase (decrease) for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 with respect to real estate and real estate-related investments owned by us during the entirety of both periods presented.
Rental income decreased to $61.8 million for the six months ended June 30, 2024, from $64.2 million for the six months ended June 30, 2023, primarily due to the disposition of residential homes, which resulted in a decrease in rental income of approximately $2.3 million. The occupancy rates and income within the residential homes and strategic opportunistic properties segments remained consistent for the six months ended June 30, 2024 and 2023, with the exception of a slight decrease in occupancy rates for the apartment properties. Additionally, the average occupancy rate and rental income per square foot for our strategic opportunistic properties remained consistent for the six months ended June 30, 2024 and 2023. We expect rental income to increase in future periods as a result of new lease activity and to the extent we acquire additional properties, but to decrease to the extent we dispose of properties or from naturally expiring leases.
Foreign currency transaction gain, net increased to $11.3 million for the six months ended June 30, 2024 from a $3.6 million foreign currency transaction loss, net for the six months ended June 30, 2023, primarily due to the outstanding Series Bonds being denominated in Israeli new shekels and more favorable exchange rates during the six months ended June 30, 2024. We expect to recognize foreign transaction gains and losses due to changes in the value of the U.S. dollar relative to the Israeli new shekel, which may be offset with foreign currency derivative hedges in future periods, and changes in the level of foreign currency exposure.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Interest expense, net increased to $34.8 million for the six months ended June 30, 2024, from $31.8 million for the six months ended June 30, 2023, primarily due to the increase in the weighted-average variable rate to 8.2% as of June 30, 2024, from 7.5% as of June 30, 2023. Additionally, the weighted-average fixed rate increased to 5.6% as of June 30, 2024, from 4.1% as of June 30, 2023, primarily due to the issuance of the Series C bonds of $99.5 million with a fixed interest rate of 9.0% and the Series D bonds of $76.2 million with a fixed interest rate of 9.5% and payment of the $106.6 million Series B bonds with a fixed interest rate of 3.93%. We anticipate interest expense will continue to increase in 2024 as a result of higher average market interest rates on our variable-rate debt as interest rates are expected to plateau and then start to decrease at a slower rate compared to how quickly they increased throughout 2023. Our interest expense in future periods will vary based on interest rates on variable and fixed rate debt, the amount of interest capitalized, level of future borrowings, interest rate derivative instruments, and the impact of refinancing efforts.
Impairment charges on real estate and related intangibles increased to $60.3 million for the six months ended June 30, 2024 from $36.6 million for the six months ended June 30, 2023. We impaired three strategic opportunistic properties and one hotel during the six months ended June 30, 2024 due to declines in market conditions and projected cash flows. We impaired two strategic opportunistic properties during the six months ended June 30, 2023 due to increases in discount and cap rate assumptions and decreases in projected cash flows.
Loss from unconsolidated entities, net decreased to $16.7 million for the six months ended June 30, 2024 from $17.0 million for the six months ended June 30, 2023, primarily due to a $14.8 million impairment of 353 Sacramento Joint Venture during the six months ended June 30, 2023 and partially offset by an increase in losses from the 110 William Joint Venture of $16.2 million.
Loss on real estate equity securities, net increased to $16.6 million for the six months ended June 30, 2024, from $16.1 million for the six months ended June 30, 2023, primarily related to the change in the fair value of our real estate equity securities held and sold during these periods. We expect gains and losses on real estate equity securities to fluctuate in future periods as a result of changes in share prices and level of our investments in real estate equity securities.
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
•Amortization of premium and discount on notes and bonds payable. These are net adjustments to interest expense as required by GAAP to recognize notes and bonds payable discount and premiums on a straight-line basis over the life of the respective notes and bonds payable. We have excluded these adjustments in our calculation of MFFO to appropriately reflect the current economic impact of our bond and notes payable and related interest expense;
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
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculations of MFFO and Adjusted MFFO, for the three and six months ended June 30, 2024 and 2023 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net loss attributable to common stockholders	$(44,221)	$(57,475)	$(120,694)	$(77,056)
Depreciation and amortization	10,380	12,110	21,129	24,158
Impairment charges on real estate and related intangibles	21,026	18,926	60,291	36,589
Gain on sale of real estate	(167)	(3,292)	(619)	(32,761)
Loss on real estate equity securities, net	1,282	4,089	16,632	16,122
Adjustments for noncontrolling interests (1)	(1,345)	112	(1,835)	(70)
Adjustments for investments in unconsolidated entities (2)	829	10,872	2,664	7,368
FFO attributable to common stockholders	(12,216)	(14,658)	(22,432)	(25,650)
Straight-line rent and amortization of above- and below-market leases	(356)	(814)	(491)	(1,841)
Amortization of premium and discount on notes and bonds payable, net	895	1,082	1,845	2,185
Unrealized gain on interest rate caps	(169)	(364)	(417)	(328)
Foreign currency transaction (gain) loss, net	(7,368)	6,272	(11,280)	3,553
Adjustments for noncontrolling interests (1)	7	(3)	4	(7)
Adjustments for investments in unconsolidated entities (2)	737	384	1,259	811
MFFO attributable to common stockholders	(18,470)	(8,101)	(31,512)	(21,277)
Other capitalized operating expenses (3)	(1,365)	(2,002)	(2,667)	(2,002)
Income tax provision	—	—	—	3,662
Adjusted MFFO attributable to common stockholders	$(19,835)	$(10,103)	$(34,179)	$(19,617)
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
As of June 30, 2024, we held 123.9 million Israeli new shekels and 17.5 million Israeli new shekels in cash and restricted cash, respectively. In addition, as of June 30, 2024, we had Series Bonds outstanding and the related interest payable in the amounts of 1.4 billion Israeli new shekels and 17.8 million Israeli new shekels, respectively. Foreign currency exchange rate risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates. Based solely on the remeasurement for the six months ended June 30, 2024, if foreign currency exchange rates were to increase or decrease by 10%, our net income would increase or decrease by approximately $37.7 million and $37.7 million, respectively, for the same period. The foreign currency transaction income or loss may be impacted by changes in foreign currency exchange rates and future foreign currency collar investments.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 3. Quantitative and Qualitative Disclosures about Market Risk (continued)

We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of June 30, 2024, the fair value of our bonds was $373.5 million and the outstanding principal balance was $377.4 million. The fair value estimates of the Series Bonds were calculated using the quoted bond price as of June 30, 2024 on the Tel Aviv Stock Exchange of 97.30, 103.98 and 103.33 Israeli new shekels, respectively. As of June 30, 2024, excluding the Series Bonds, the fair value of our fixed rate debt was $208.9 million and the outstanding principal balance of our fixed rate debt was $216.8 million. The fair value estimate of our fixed rate debt, excluding the Series Bonds, was calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of June 30, 2024. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of June 30, 2024, we had entered into three separate interest rate caps with an aggregate notional amount of $146.7 million which effectively limits our exposure to increases in one-month Secured Overnight Finance Rate (“SOFR”) above certain thresholds. Based on interest rates as of June 30, 2024, if interest rates were 100 basis points higher or lower during the 12 months ending June 30, 2024, interest expense on our variable rate debt would increase or decrease by $2.8 million and $2.9 million, respectively.
The weighted-average interest rates of our fixed rate debt and variable rate debt as of June 30, 2024 were 5.6% and 8.2%, respectively. The interest rate and weighted-average interest rate represent the actual interest rate in effect as of June 30, 2024 (consisting of the contractual interest rate and the effect of contractual floor rates, if applicable), using interest rate indices as of June 30, 2024 where applicable.
We are exposed to financial market risk with respect to our real estate equity securities. Financial market risk is the risk that we will incur economic losses due to adverse changes in our real estate equity security prices. Our exposure to changes in real estate equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a real estate equity security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. In addition, amounts realized in the sale of a particular security may be affected by the relative quantity of the real estate equity security being sold. We do not currently engage in derivative or other hedging transactions to manage our real estate equity security price risk. As of June 30, 2024, we owned real estate equity securities with a book value of $8.6 million. Based solely on the prices of real estate equity securities as of June 30, 2024, if prices were to increase or decrease by 10%, our net income would increase or decrease by approximately $0.9 million.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), who are our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our CEO and CFO concluded that the disclosure controls and procedures were ineffective as of the end of the period covered by this report since the material weakness in the design and operation of our management review controls, previously described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2023, was not yet remediated as of June 30, 2024.
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

PART I.    FINANCIAL INFORMATION (CONTINUED)
Item 4.     Controls and Procedures (continued)
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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
In addition to the risk factor discussed below, please see the risk factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC.
We have indefinitely suspended our share redemption program due to our liquidity position and uncertainty regarding the value of our shares.
On July 16, 2024, our board of directors indefinitely suspended our share redemption program, effective July 30, 2024. The board of directors has suspended the program because of uncertainty regarding the current value of the Company’s shares and liquidity position. The Company’s board of directors may reinstate the program, although there is no assurance as to if or when this will happen. Accordingly, stockholders’ options for liquidity are extremely limited. In addition, until we calculate a new estimated value per share, there will be significant uncertainty regarding the value of our shares.

PART II. OTHER INFORMATION (CONTINUED)
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
a)During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.
b)Not applicable.
c)We have adopted a share redemption program that may enable stockholders to sell their shares to us in limited circumstances. Subsequent to June 30, 2024, we indefinitely suspended the share redemption program.
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
We may amend, suspend or terminate the program upon ten business days’ notice to our stockholders. We may provide notice to our stockholders by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders. We suspended our share redemption program on July 16, 2024 and disclosed via Form 8-K.
During the six months ended June 30, 2024, we fulfilled redemption requests eligible for redemption under our share redemption program and received in good order and funded redemptions under our share redemption program with cash on hand. We redeemed shares pursuant to our share redemption program as follows:

PART II. OTHER INFORMATION (CONTINUED)
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds (Continued)

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January	24,373	$8.03	(2)
February	28,416	$8.03	(2)
March	43,052	$8.03	(2)
April	55,492	$8.03	(2)
May	121,273	$8.03	(2)
June	21,074	$8.03	(2)
Total	293,680
_____________________
(1) On November 30, 2023 our board of directors approved an estimated value per share of our common stock of $8.03. The change in the redemption price became effective for the December 2023 redemption date and is effective until the estimated value per share is updated. We expect to update our estimated value per share no later than December 2024.
(2) We limit the dollar value of shares that may be redeemed under the program as described above. During the six months ended June 30, 2024, we redeemed $2.4 million of common stock under the program, which represented shares in connection with redemption requests made upon a stockholder’s death, “qualifying disability” or “determination of incompetence”. Based on the Twelfth Amended and Restated Share Redemption Program, as of June 30, 2024, we had $1.9 million available for redemptions during 2024, subject to the limitations described above. Subsequent to June 30, 2024, we suspended the share redemption program.

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

10.1
Amended and Restated Advisory Agreement among Pacific Oak Residential Trust, Inc., PORT OP LP, Pacific Oak Residential Advisors, LLC, Pacific Oak Capital Advisors, LLC Keither D. Hall and Peter McMillan III, dated April 2, 2024, incorporated by reference to Exhibit 10.1 to Current Report on Form 8 K, Commission File No. 000 54382 filed April 8, 2024

10.2
Second Amended and Restated Property Management Agreement by and between Pacific Oak Residential Trust, Inc. and DMH Realty, LLC, dated April 2, 2024, incorporated by reference to Exhibit 10.2 to Current Report on Form 8 K, Commission File No. 000-54382 filed April 8, 2024

10.3
Termination of Amended and Restated Dealer Manager Agreement between Pacific Oak Residential Trust, Inc. and Pacific Oak Capital Markets, LLC, dated April 2, 2024, incorporated by reference to Exhibit 10.3 to Current Report on Form 8 K, Commission File No. 000 54382 filed April 8, 2024

10.4
First Amendment to Purchase and Sale Agreement by and between Pacific Oak SOR Tule Springs Owner TRS, LLC, Pacific Oak SOR Tule Springs Village 2 Parcels Owner, LLC, and KB Home Las Vegas Inc., dated June 17, 2024

10.5
Second Amendment to Purchase and Sale Agreement by and between Pacific Oak SOR Tule Springs Owner TRS, LLC, Pacific Oak SOR Tule Springs Village 2 Parcels Owner, LLC, and KB Home Las Vegas Inc., dated June 21, 2024

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

PART II. OTHER INFORMATION (CONTINUED)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.

Date:	August 9, 2024	By:	/S/ KEITH D. HALL
Keith D. Hall
Chief Executive Officer and Director
(principal executive officer)

Date:	August 9, 2024	By:	/S/ MICHAEL A. BENDER
Michael A. Bender
Chief Financial Officer
(principal financial officer)