Form 10-Q
period 2024-09-30
Pacific Oak Strategic Opportunity REIT, Inc.
filed 2024-11-14
CIK 1452936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

 FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of November 6, 2024, there were 102,951,395 outstanding shares of common stock of Pacific Oak Strategic Opportunity REIT, Inc.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
FORM 10-Q
September 30, 2024

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Real estate held for investment, net	$917,855	$978,182
Real estate held for sale, net	4,491	116,572
Real estate equity securities	17,325	41,609
Total real estate and real estate-related investments, net	939,671	1,136,363
Cash and cash equivalents	18,902	99,160
Restricted cash	25,425	56,049
Investments in unconsolidated entities	80,909	45,901
Rents and other receivables, net	23,499	22,500
Prepaid expenses and other assets	20,904	26,292
Assets related to real estate held for sale, net	—	1,878
Total assets	$1,109,310	$1,388,143
Liabilities and equity
Notes and bonds payable related to real estate held for investment, net	$923,772	$954,309
Notes payable related to real estate held for sale, net	3,141	74,374
Notes and bonds payable, net	926,913	1,028,683
Accounts payable and accrued liabilities	27,724	30,409
Due to affiliates	11,889	7,902
Other liabilities	50,558	57,785
Total liabilities	1,017,084	1,124,779
Commitments, contingencies and guarantees (Note 9)
Equity
Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 102,951,395 and 103,310,648 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	1,030	1,033
Additional paid-in capital	898,682	901,049
Cumulative distributions and net loss	(804,352)	(639,933)
Total stockholders’ equity	95,360	262,149
Noncontrolling interests	(3,134)	1,215
Total equity	92,226	263,364
Total liabilities and equity	$1,109,310	$1,388,143
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Rental income	$30,223	$31,872	$92,045	$96,101
Hotel revenues	1,186	1,195	6,225	6,673
Other operating income	1,028	1,094	2,896	3,299
Dividend income from real estate equity securities	—	1,685	81	3,795
Total revenues	32,437	35,846	101,247	109,868
Expenses:
Operating, maintenance, and management	11,791	12,102	33,877	34,377
Real estate taxes and insurance	5,618	6,281	18,649	18,541
Hotel expenses	1,363	1,330	5,016	5,275
Asset management fees to affiliates	3,901	3,696	11,875	11,380
General and administrative expenses	2,314	1,952	10,108	8,176
Foreign currency transaction loss (gain), net	4,556	1,123	(6,724)	4,675
Depreciation and amortization	10,276	12,399	31,405	36,556
Interest expense, net	20,585	17,928	55,366	49,747
Impairment charges on real estate and related intangibles	15,800	28,260	76,090	64,849
Total expenses	76,204	85,071	235,662	233,576
Other loss:
Loss from unconsolidated entities	(9,801)	(10,405)	(26,531)	(27,367)
Other interest income	379	639	1,117	1,855
Gain (loss) on real estate equity securities, net	8,726	(3,331)	(7,905)	(19,453)
(Loss) gain on sale of real estate, net	(1,243)	(221)	(624)	32,541
Total other loss, net	(1,939)	(13,318)	(33,943)	(12,424)
Net loss before income taxes	(45,706)	(62,543)	(168,358)	(136,132)
Income tax provision	—	—	—	(3,662)
Net loss	(45,706)	(62,543)	(168,358)	(139,794)
Net loss attributable to noncontrolling interests	1,981	2,311	3,939	2,506
Net loss attributable to common stockholders	$(43,725)	$(60,232)	$(164,419)	$(137,288)
Net loss per common share, basic and diluted	$(0.42)	$(0.58)	$(1.59)	$(1.32)
Weighted-average number of common shares outstanding, basic and diluted	102,969,498	103,571,651	103,128,083	103,726,148

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance, June 30, 2024	103,016,968	$1,030	$899,052	$(760,627)	$139,455	$(617)	$138,838
Net loss	—	—	—	(43,725)	(43,725)	(1,981)	(45,706)
Transfers from redeemable common stock payable, net	—	—	1,860	—	1,860	—	1,860
Noncontrolling interest contributions	—	—	—	—	—	96	96
Noncontrolling interest distribution	—	—	(1,705)	—	(1,705)	(632)	(2,337)
Redemptions of common stock	(65,573)	—	(525)	—	(525)	—	(525)
Balance, September 30, 2024	102,951,395	$1,030	$898,682	$(804,352)	$95,360	$(3,134)	$92,226

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance, June 30, 2023	103,626,096	$1,036	$905,046	$(572,838)	$333,244	$3,284	$336,528
Net loss	—	—	—	(60,232)	(60,232)	(2,311)	(62,543)
Transfers to redeemable common stock, net	—	—	(2,043)	—	(2,043)	—	(2,043)
Redemptions of common stock	(186,398)	(2)	(1,955)	—	(1,957)	—	(1,957)
Noncontrolling interest distribution	—	—	—	—	—	(481)	(481)
Noncontrolling interest contribution	—	—	—	—	—	450	450
Balance, September 30, 2023	103,439,698	$1,034	$901,048	$(633,070)	$269,012	$942	$269,954

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance, December 31, 2023	103,310,648	$1,033	$901,049	$(639,933)	$262,149	$1,215	$263,364
Net loss	—	—	—	(164,419)	(164,419)	(3,939)	(168,358)
Transfers from redeemable common stock payable, net	—	—	2,217	—	2,217	—	2,217
Noncontrolling interest contributions	—	—	—	—	—	493	493
Noncontrolling interest distributions	—	—	(1,705)	—	(1,705)	(903)	(2,608)
Redemptions of common stock	(359,253)	(3)	(2,879)	—	(2,882)	—	(2,882)
Balance, September 30, 2024	102,951,395	$1,030	$898,682	$(804,352)	$95,360	$(3,134)	$92,226

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance, December 31, 2022	103,932,083	$1,039	$907,044	$(495,782)	$412,301	$4,092	$416,393
Net loss	—	—	—	(137,288)	(137,288)	(2,506)	(139,794)
Transfers to redeemable common stock, net	—	—	(830)	—	(830)	—	(830)
Redemptions of common stock	(492,385)	(5)	(5,166)	—	(5,171)	—	(5,171)
Noncontrolling interests distributions	—	—	—	—	—	(1,094)	(1,094)
Noncontrolling interest contribution	—	—	—	—	—	450	450
Balance, September 30, 2023	103,439,698	$1,034	$901,048	$(633,070)	$269,012	$942	$269,954

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(168,358)	$(139,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment charges on real estate and related intangibles	76,090	64,849
Loss from unconsolidated entities	26,531	27,367
Depreciation and amortization	31,405	36,556
Loss on real estate equity securities, net	7,905	19,453
Loss (gain) on sale of real estate, net	624	(32,541)
Deferred rent	(815)	(539)
Amortization of deferred financing costs and debt discount and premium, net	7,279	7,079
Foreign currency transaction (gain) loss, net	(6,724)	4,675
Changes in assets and liabilities:
Rents and other receivables, net	(194)	(410)
Prepaid expenses and other assets	(2,007)	(3,610)
Accounts payable and accrued liabilities	(2,623)	(983)
Due to affiliates	3,987	3,555
Other liabilities	6,232	3,894
Net cash used in operating activities	(20,668)	(10,449)
Cash Flows from Investing Activities:
Improvements to real estate	(22,039)	(16,394)
Proceeds from sales of real estate, net	87,411	40,867
Purchase of interest rate caps	(1,447)	(1,236)
Proceeds from interest rate cap settlements	2,439	—
Contributions to unconsolidated entities	(63,376)	(28,388)
Distributions of capital from an unconsolidated entity	1,497	1,144
Payments on foreign currency derivatives, net	(478)	(29,300)
Proceeds from the sale of real estate equity securities	16,379	13,791
Proceeds for development obligations	5	1,855
Payments on development obligations	(7,338)	(1,825)
Net cash provided by (used in) investing activities	13,053	(19,486)
Cash Flows from Financing Activities:
Proceeds from notes and bonds payable	179,787	93,117
Principal payments on notes and bonds payable	(273,173)	(77,673)
Payments of deferred financing costs	(6,454)	(5,028)
Redemptions of common stock	(2,882)	(5,171)
Noncontrolling interests contributions	493	450
Noncontrolling interests distributions	(2,608)	(1,094)
Net cash (used in) provided by financing activities	(104,837)	4,601
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,570	(4,153)
Net decrease in cash, cash equivalents and restricted cash	(110,882)	(29,487)
Cash, cash equivalents and restricted cash, beginning of period	155,209	159,044
Cash, cash equivalents and restricted cash, end of period	$44,327	$129,557
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $3,474 and $2,729 for the nine months ended September 30, 2024 and 2023, respectively	$49,136	$44,488
Supplemental Disclosure of Significant Noncash Transaction:
Accrued development obligations	3,880	8,578
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
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
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board’s Accounting Standards Codification and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2024
(unaudited)
Liquidity
The Company generally finances its real estate investments and operations using notes and bonds payable that are typically structured as non-recourse secured mortgages with maturities of approximately three to five years. Each reporting period management evaluates the Company’s ability to continue as a going concern by evaluating conditions and events, including assessing the liquidity needs to satisfy upcoming debt obligations and the ability to satisfy debt covenant requirements. Through the normal course of operations, and as further discussed in Note 4, the Company has $254.2 million of debt obligations coming due within one year following the report issuance date. In order to satisfy obligations as they mature, management will evaluate its options and may seek to utilize extension options (if available) in the respective loan agreements, may make partial loan repayments to meet debt covenant requirements, may seek to refinance certain debt instruments, may sell real estate equity securities to convert to cash to make principal payments, may market one or more properties for sale or may negotiate a turnover of one or more secured properties back to the related mortgage lender and remit payment for any associated loan guarantee. Historically, the Company has successfully refinanced debt instruments or utilized extension options in order to satisfy debt obligations as they come due and has not negotiated a turnover of a secured property back to a lender, though the Company may utilize such option if necessary. Based upon these plans, and the plans described above, management believes it will have sufficient liquidity to satisfy its obligations as they come due and to continue as a going concern. There can be no assurance as to the certainty or timing of any of management’s plans.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Segments
The Company operates in three reportable business segments: strategic opportunistic real estate and real estate-related investments (“strategic opportunistic properties”), residential homes, and hotel, which is how the Company’s management manages the business. In general, the Company intends to hold its investments in strategic opportunistic properties for capital appreciation. Traditional performance metrics of strategic opportunistic properties may not be meaningful as these investments are generally non-stabilized and do not provide a consistent stream of interest income or rental revenue. These investments exhibit similar long-term financial performance and have similar economic characteristics. These investments typically involve a higher degree of risk and do not provide a constant stream of ongoing cash flows. As a result, the Company’s management views strategic opportunistic properties as similar investments and aggregates them into one reportable business segment. The Company owns residential homes in 17 markets which are all aggregated into one reportable business segment due to the homes being stabilized, having high occupancy rates and having similar economic characteristics. Additionally, as of September 30, 2024, the Company owns one hotel, which is a separate reportable business segment due to the nature of the hotel business with short-term stays.
Real Estate Equity Securities
These investments are carried at their estimated fair value based on quoted market prices for the security, net of any discounts for restrictions on the sale of the security.
For the three months ended September 30, 2024, the Company did not recognize any realized gains or losses on real estate equity securities, and for the nine months ended September 30, 2024, the Company recognized realized losses on real estate equity securities of $31.7 million. For the three and nine months ended September 30, 2024, the Company recognized unrealized gains on real estate equity securities of $8.7 million and $23.8 million, respectively. For the three and nine months ended September 30, 2023, the Company recognized realized gains on real estate equity securities of $0.1 million and $5.9 million, respectively, and unrealized losses on real estate equity securities of $3.4 million and $25.4 million, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2024
(unaudited)
Reclassifications
Certain amounts in the prior year period have been reclassified to conform to the current period presentation. Goodwill and redeemable common stock payable, which were previously reported separately on the accompanying consolidated balance sheets, are now included in prepaid expenses and other assets and other liabilities, respectively, for all periods presented. Additionally, the Company sold residential homes and a strategic opportunistic property during and subsequent to the nine months ended September 30, 2024 and as a result, certain assets and liabilities were reclassified to held for sale in the accompanying consolidated balance sheets for all periods presented. These reclassifications have not changed the results of operations of the prior period.
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
Recently Issued Accounting Standards Updates
There have been no recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the nine months ended September 30, 2024, that are of significance or potential significance to the Company.

3.REAL ESTATE HELD FOR INVESTMENT
As of September 30, 2024, the Company consolidated nine office complexes, encompassing, in the aggregate, approximately 3.2 million rentable square feet and these properties were 66% occupied. In addition, the Company owned one residential home portfolio consisting of 2,145 residential homes, and one apartment property, containing 317 units, which were 94% and 95% occupied, respectively. The Company also owned one hotel property with 196 rooms, four investments in undeveloped land with approximately 581 developable acres and one office/retail development property. The following table summarizes the Company’s real estate held for investment as of September 30, 2024 and December 31, 2023, respectively (in thousands):

	September 30, 2024	December 31, 2023
Land	$226,777	$229,434
Buildings and improvements	833,142	888,964
Tenant origination and absorption costs	11,809	15,423
Total real estate, cost	1,071,728	1,133,821
Accumulated depreciation and amortization	(153,873)	(155,639)
Total real estate held for investment, net	$917,855	$978,182

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2024
(unaudited)
Operating Leases
Certain of the Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2024, the leases, excluding options to extend, apartment leases and residential home leases, which have terms that are generally one year or less, had remaining terms of up to 15.9 years with a weighted-average remaining term of 3.3 years. Some of the leases have provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from tenants in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash and assumed in real estate acquisitions related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets totaled $6.3 million and $5.9 million as of September 30, 2024 and December 31, 2023, respectively.
During the three and nine months ended September 30, 2024, the Company recognized deferred rent from tenants of $0.5 million and $0.9 million, net of lease incentive amortization, respectively. During the three and nine months ended September 30, 2023, the Company recognized deferred rent expense of $1.0 million and deferred rent income of $0.5 million, both net of lease incentive amortization, respectively. As of September 30, 2024 and December 31, 2023, the cumulative deferred rent receivable balance, including unamortized lease incentive receivables, was $20.4 million and $19.1 million, respectively, and is included in rents and other receivables in the accompanying consolidated balance sheets. The cumulative deferred rent balance included $2.8 million and $2.5 million of unamortized lease incentives as of September 30, 2024 and December 31, 2023, respectively.
As of September 30, 2024, the future minimum rental income from the Company’s office complexes, under non-cancelable operating leases was as follows (in thousands):

October 1, 2024 through December 31, 2024	$15,100
2025	56,831
2026	45,633
2027	37,339
2028	30,244
Thereafter	69,933
$255,080

Geographic Concentration Risk
As of September 30, 2024, the Company’s real estate investments in California and Georgia represented 11.8% and 11.5%, respectively, of the Company’s total assets. As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California and Georgia real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2024
(unaudited)
Hotel Property
The following table provides detailed information regarding the Company’s hotel revenues during the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Hotel revenues:
Room	$994	$988	$5,407	$5,794
Other	192	207	818	879
Hotel revenues	$1,186	$1,195	$6,225	$6,673
Contract Liabilities
The Company’s contract liabilities are comprised of: hotel advanced deposits, deferred proceeds received from the buyers of the Park Highlands undeveloped land sales, and value of Park Highlands undeveloped land that was contributed to a master association. As of September 30, 2024 and December 31, 2023, contract liabilities were $17.2 million and $23.8 million, respectively, which are included in other liabilities on the accompanying consolidated balance sheets. During nine months ended September 30, 2024 and 2023, the Company released $7.3 million and $1.8 million, respectively, of deferred proceeds related to the Park Highlands undeveloped land sales.
Impairment of Real Estate
During the nine months ended September 30, 2024, the Company recorded impairment charges on real estate and related intangibles of $76.1 million to write down the carrying value of five of the Company’s strategic opportunistic properties and one hotel due to declines in market conditions and projected cash flows, changes in sales comparisons, and also based on a quoted price. During the nine months ended September 30, 2023, the Company recorded impairment charges on real estate and related intangibles of $64.8 million to write down the carrying value of three strategic opportunistic properties to their estimated fair values due to increases in the discount and terminal cap rate assumptions, decreases in projected cash flows, and changes in sales comparisons.
Real Estate Sales
In September 2024, the Company, through an indirect wholly owned subsidiary, sold the Lofts at NoHo Commons, from the strategic opportunistic properties segment for gross sale proceeds of $92.5 million, before closing costs and credits. The Company recorded a loss on sale of real estate of $0.4 million and the Company repaid $68.5 million of the outstanding principal due under the secured mortgage loan. The purchaser is not affiliated with the Company or with the Company’s external advisor, Pacific Oak Capital Advisors, LLC (“Pacific Oak Capital Advisors”).
Pending Real Estate Sales
In March 2024, the Company, through indirect wholly owned subsidiaries, entered into a purchase and sale agreement for the sale of approximately 454 developable acres of Park Highlands undeveloped land, from the Company’s strategic opportunistic properties segment for gross sale proceeds of approximately $195.0 million, before closing costs, credits and taxes. Following a recent amendment to the purchase and sale agreement, the sale is now expected to be completed in three phases. The phases are anticipated to be sold to the buyer for approximately $91.0 million, $52.3 million and $51.7 million in December 2024, December 2026 and December 2027, respectively. Note that the anticipated closing dates may be changed in certain circumstances.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2024
(unaudited)
4.NOTES AND BONDS PAYABLE
As of September 30, 2024 and December 31, 2023, the Company’s notes and bonds payable consisted of the following (dollars in thousands):

	Book Value as of September 30, 2024	Book Value as of December 31, 2023	Contractual Interest Rate as of September 30, 2024	Effective Interest Rate at September 30, 2024 (1)	Payment Type (2)	Maturity Date (3)
Series B Bonds (4)	$124,397	$321,724	3.93%	3.93%	(4)	01/31/2026
Series C Bonds (4)	96,598	99,461	9.00%	9.00%	(4)	06/30/2026
Series D Bonds (4)	157,525	—	9.50%	9.50%	(4)	02/28/2029
Crown Pointe Mortgage Loan	54,738	54,738	SOFR + 2.30%	7.46%	Interest Only	04/01/2025 (5)
Georgia 400 Center Mortgage Loan (6)	39,799	40,184	SOFR + 2.75%	7.91%	Principal & Interest	10/22/2024 (5)(7)
PORT Mortgage Loan 1	34,967	34,967	4.74%	4.74%	Interest Only	10/01/2025
PORT Mortgage Loan 2	10,523	10,523	4.72%	4.72%	Interest Only	03/01/2026
PORT MetLife Loan 1 (6)	56,368	59,091	3.90%	3.90%	Interest Only	04/10/2026
PORT MetLife Loan 2 (6)	93,238	93,388	3.99%	3.99%	Interest Only	04/10/2026
Lincoln Court Mortgage Loan (6)	31,325	33,310	SOFR + 3.25%	8.41%	Interest Only	08/07/2025 (5)
Madison Square Mortgage Loan (6)	20,722	17,962	4.63%	3.99%	Interest Only	10/07/2024 (5)(7)
Bank of America Mortgage Loan (6)(8)	168,936	175,234	BSBY + 2.75%	7.66%	Principal & Interest	09/01/2026 (5)
NexBank Mortgage Loan (9)	34,090	—	SOFR + 3.50% (9)	8.66%	Principal & Interest	04/30/2025 (5)
Eight & Nine Corporate Centre Mortgage Loan	20,000	—	SOFR + 4.90% (10)	10.06%	Interest Only	02/09/2026 (5)
Lofts at NoHo Commons Mortgage Loan	—	68,451	(11)	(11)	(11)	(11)
Richardson Office Mortgage Loan (9)	—	12,209	(9)	(9)	(9)	(9)
Q&C Hotel Mortgage Loan (9)	—	24,579	(9)	(9)	(9)	(9)
Total notes and bonds payable principal outstanding	943,226	1,045,821
Deferred financing costs and debt discount and premium, net (12)	(16,313)	(17,138)
Total notes and bonds payable, net	$926,913	$1,028,683
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of September 30, 2024. Effective interest rate was calculated as the actual interest rate in effect as of September 30, 2024 (consisting of the contractual interest rate and contractual floor rates), using interest rate indices such as Secured Overnight Financing Rate (“SOFR”) or Bloomberg Short Term Bank Yield (“BSBY”) as of September 30, 2024, where applicable.
(2) Represents the payment type required under these loans as of September 30, 2024. Certain future monthly payments due under these loans also include amortizing principal payments.
(3) Represents the initial maturity date or the maturity date as extended as of September 30, 2024. For more information of the Company’s contractual obligations under its notes and bonds payable, see five-year maturity table, below.
(4) As of September 30, 2024, the Company had bonds outstanding of 1.4 billion Israeli new shekels (approximately $378.5 million as of September 30, 2024) (“Series Bonds”), of which 360.0 million Israeli new shekels (approximately $96.6 million as of September 30, 2024) were collateralized by real estate (specified lands in Park Highlands and Richardson). The Series Bonds principal payments are due on dates ranging from January 2025 to February 2029. On August 20, 2024, Pacific Oak SOR BVI issued 299.0 million Israeli new shekels of Series D bonds (the “Series D Expansion”) to Israeli investors pursuant to a public offering registered with the Israel Securities Authority. The Series D Expansion had an equal level of security, pari passu, amongst themselves and between them and the existing Series D bonds without any right of precedence or preference between any of them. On September 19, 2024, the Company prepaid approximately 312.8 million Israeli new shekels of the January 31, 2025 Series B bond payment, with 75.4 million Israeli new shekels outstanding. Subsequent to September 30, 2024, the Company sold parcels of collateralized Park Highlands undeveloped land, refer to Note 10 for additional details.
(5) Subject to certain conditions, the maturity dates of certain loans may be extended beyond the date shown.
(6) The Company’s notes and bonds payable are generally non-recourse. These mortgage loans have guarantees over certain balances whereby the Company would be required to make the remaining payments in the event that the Company turned the property over to the lender. As of September 30, 2024, the guaranteed amount in the aggregate was $202.6 million.
(7) Subsequent to September 30, 2024, the Company was in refinancing negotiations with the lender for loans that have matured and were in technical default.
(8) This loan was cross-collateralized by the associated properties: Park Centre, 1180 Raymond, The Marq, and Oakland City Center.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2024
(unaudited)
(9) During the nine months ended September 30, 2024, the Company refinanced and consolidated two of its mortgage loans into one NexBank Mortgage Loan and is cross-collateralized by the Richardson Office and Q&C Hotel properties. The effective interest rate is at the higher of one-month SOFR plus 3.50% or 7.50%.
(10) The effective interest rate is at the higher of one-month SOFR plus 4.90% or 8.90%.
(11) In September 2024, in connection with the disposition of the Lofts at NoHo Commons, the Company repaid the $68.5 million outstanding principal balance due under the Lofts at NoHo Commons Mortgage Loan.
(12) Represents the unamortized premium/discount on notes and bonds payable due to the above- and below-market interest rates when the debt was assumed. The discount/premium is amortized over the remaining life of the notes and bonds payable.
During the three and nine months ended September 30, 2024, the Company incurred $20.6 million and $55.4 million, respectively, of interest expense. Included in interest expense during the three and nine months ended September 30, 2024 was $2.5 million and $7.3 million, respectively, of amortization of deferred financing costs and debt discount and premium.
During the three and nine months ended September 30, 2023, the Company incurred $17.9 million and $49.7 million, respectively, of interest expense. Included in interest expense during the three and nine months ended September 30, 2023 was $2.5 million and $7.1 million, respectively, of amortization of deferred financing costs and debt discount and premium, net.
As of September 30, 2024 and December 31, 2023, the Company’s interest payable was $7.9 million and $9.0 million, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes and bonds payable outstanding as of September 30, 2024 (in thousands):

October 1, 2024 through December 31, 2024	$72,772
2025	183,574
2026	529,356
2027	52,508
2028	52,508
Thereafter	52,508
$943,226

The Company’s notes and bonds payable contain financial debt covenants, including minimum equity requirements and liquidity ratios. As of September 30, 2024, the Company was in compliance with all of these debt covenants with the exception of the Lincoln Court Mortgage Loan, Georgia 400 Center Mortgage Loan and NexBank Mortgage Loan which was not in compliance with the debt service coverage requirement. As a result of such non-compliance, the Company is required to provide a cash sweep and/or principal pay downs if in continuous non-compliance.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2024
(unaudited)

5.FAIR VALUE DISCLOSURES
As of September 30, 2024 and December 31, 2023, the carrying amounts and fair values of the Company’s financial instruments are as follows (in thousands):

	September 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities (Level 3):
Notes payable	$561,140	$557,592	$620,262	$611,725
Financial liabilities (Level 1):
Series B Bonds	$118,826	$119,179	$312,458	$296,380
Series C Bonds	$94,291	$99,457	$95,963	$102,664
Series D Bonds	$152,656	$157,458	$—	$—
Disclosure of the fair value of financial instruments is based on pertinent information available to the Company as of the period end and requires a significant amount of judgment.
As of September 30, 2024, the Company measured the following assets at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate equity securities	$17,325	$17,325	$—	$—
Asset derivative - interest rate caps (1)	$571	$—	$571	$—
Nonrecurring Basis:
Impaired real estate (2)	$338,286	$—	$—	$338,286
_____________________
(1) Interest rate caps are included in prepaid expenses and other assets in the consolidated balance sheets.
(2) Amount represents the fair value for a real estate asset impacted by impairment charges during the nine months ended September 30, 2024, as of the date that the fair value measurement was made. The carrying value for the real estate asset may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date.
During the nine months ended September 30, 2024, five of the Company’s strategic opportunistic properties and one hotel were impaired and written down to their estimated fair values due to declines in market conditions and projected cash flows. Three of the Company’s strategic opportunistic properties and one hotel were measured based on an income approach with the significant unobservable inputs used in evaluating the estimated fair value of the properties, with discount rates between 8.25% to 9.50% and terminal cap rates between 7.25% to 8.00%. One strategic opportunistic property was measured based on a quoted price and another based on a sales comparison approach.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2024
(unaudited)
During the nine months ended September 30, 2023, three of the Company’s strategic opportunistic properties were measured at the estimated fair values. Two of the strategic opportunistic properties were measured based on an income approach with the significant unobservable inputs used in evaluating the estimated fair value of these properties, which are discount rates between 8.75% to 9.00% and terminal cap rates between 8.00% to 8.25%, and one strategic opportunistic property was measured at its estimated value based on a sales comparison approach. Additionally, during the nine months ended September 30, 2023, one investment in unconsolidated entity was measured at the estimated value of the Company’s ownership calculated based on a hypothetical liquidation of the net assets, discounted for lack of marketability and control. The Company used a discount rate of 8.75% and a cap rate of 7.00% to estimate the fair value of the real estate, an interest rate adjustment of 0.15% to estimate the fair value of the debt, a discount rate of 20.00% for lack of marketability, and a discount rate of 20.00% for lack of control.
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

6.RELATED PARTY TRANSACTIONS
The Company has entered into agreements with certain affiliates pursuant to which they provide services to the Company. Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and nine months ended September 30, 2024 and 2023, respectively, and any related amounts payable as of September 30, 2024 and December 31, 2023 (in thousands):

	Incurred during the three months ended September 30,		Incurred during the nine months ended September 30,		Payable as of
	2024	2023	2024	2023	September 30, 2024	December 31, 2023
Expensed
Asset management fees	$3,901	$3,696	$11,875	$11,380	$10,998	$6,855
Property management fees (1)	699	700	2,023	2,223	192	153
Disposition fees (2)	418	—	454	420	—	—
Reimbursable offering costs (3)	—	—	—	894	699	894
	$5,018	$4,396	$14,352	$14,917	$11,889	$7,902
_____________________

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2024
(unaudited)
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
(3) Reimbursable offering costs to Pacific Oak Capital Advisors related to the terminated PORT private offering.

7.INVESTMENTS IN UNCONSOLIDATED ENTITIES
As of September 30, 2024 and December 31, 2023, the Company’s investments in unconsolidated entities were composed of the following (in thousands):

	Number of Properties as of			Investment Balance as of
Joint Venture		Location	Ownership %	September 30, 2024		December 31, 2023
110 William Joint Venture	1	New York, New York	(1)	$60,263	(1)	$22,314
Pacific Oak Opportunity Zone Fund I	4	Various	47.0%	20,646	(2)	23,587
353 Sacramento Joint Venture	1	San Francisco, California	55.0%	—	(3)	—
				$80,909		$45,901
_____________________
(1) As of September 30, 2024, the Company owned 77.5% of preferred interest and 100% of common interest in the joint venture. Refer to Note 9 for additional details.
(2) The maximum exposure to loss as a result of the Company’s investment in the Pacific Oak Opportunity Zone Fund I is limited to the carrying amount of the investment.
(3) The Company suspended the equity method of accounting for the 353 Sacramento Joint Venture.
The following summarizes financial information for investment in unconsolidated entities (in thousands):

	September 30, 2024	December 31, 2023
Assets:
Real estate, net	$429,242	$411,028
Total assets	517,448	468,002
Liabilities:
Notes payable, net (1)	418,126	410,563
Total liabilities	444,819	427,794
Total equity	$72,629	$40,207
_____________________
(1) The Company guaranteed all debt servicing costs and timely debt payments by the 110 William Joint Venture. As of September 30, 2024 and December 31, 2023, the 110 William Joint Venture had $248.7 million of variable rate debt outstanding that was subject to the Company’s guarantee. Additionally, the 110 William Joint Venture met funding conditions with an aggregate available borrowing capacity of $56.7 million, subject to the Company’s guarantee. As of September 30, 2024, there was no outstanding balance under the $56.7 million funding facility. The debt was collateralized by the underlying real estate and has an initial maturity date of July 5, 2026, although the maturity date may be extended under certain circumstances. Debt and interest payments were current as of September 30, 2024. Refer to Note 9 for additional details.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Total revenues	$8,869	$9,793	$27,314	$31,257
Operating loss	(13,607)	(61,553)	(35,852)	(89,634)
Net (loss) income	$(13,598)	$6,733	$(35,825)	$(21,248)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2024
(unaudited)

8.REPORTING SEGMENTS
The Company recognizes three reporting segments for the three and nine months ended September 30, 2024 and 2023, which consist of: strategic opportunistic properties, residential homes, and hotel. All corporate related costs are included in the strategic opportunistic properties segment to align with how financial information is presented to the Company's Chief Executive Officer and President, who are jointly the chief operating decision maker (the “CODM”). The CODM makes key operating decisions, evaluates financial results and manages the Company’s business based on the selected financial information. The selected financial information for reporting segments for the three and nine months ended September 30, 2024 and 2023 are as follows (in thousands):

	Three Months Ended September 30, 2024
	Strategic Opportunistic Properties	Residential Homes	Hotel	Total
Total revenues	$22,306	$8,945	$1,186	$32,437
Total expenses	(61,158)	(10,517)	(4,529)	(76,204)
Total other (loss) income	(1,129)	46	(856)	(1,939)
Net loss before income taxes	$(39,981)	$(1,526)	$(4,199)	$(45,706)

	Nine Months Ended September 30, 2024
	Strategic Opportunistic Properties	Residential Homes	Hotel	Total
Total revenues	$68,359	$26,663	$6,225	$101,247
Total expenses	(188,649)	(32,553)	(14,460)	(235,662)
Total other (loss) income	(33,460)	330	(813)	(33,943)
Net loss before income taxes	$(153,750)	$(5,560)	$(9,048)	$(168,358)

	Three Months Ended September 30, 2023
	Strategic Opportunistic Properties	Residential Homes	Hotel	Total
Total revenues	$25,163	$9,488	$1,195	$35,846
Total expenses	(71,131)	(11,570)	(2,370)	(85,071)
Total other (loss) income	(13,473)	121	34	(13,318)
Net loss before income taxes	$(59,441)	$(1,961)	$(1,141)	$(62,543)

	Nine Months Ended September 30, 2023
	Strategic Opportunistic Properties	Residential Homes	Hotel	Total
Total revenues	$74,924	$28,269	$6,673	$109,868
Total expenses	(190,773)	(34,239)	(8,564)	(233,576)
Total other (loss) income	(12,673)	142	107	(12,424)
Net loss before income taxes	$(128,522)	$(5,828)	$(1,784)	$(136,132)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2024
(unaudited)
Total assets related to the reporting segments as of September 30, 2024 and December 31, 2023 are as follows (in thousands):

	Strategic Opportunistic Properties	Residential Homes	Hotel	Total
Total assets as of September 30, 2024	$784,249	$289,492	$35,569	$1,109,310
Total assets as of December 31, 2023	$1,024,555	$315,957	$47,631	$1,388,143

9.COMMITMENTS, CONTINGENCIES AND GUARANTEES
Lease Obligations
As of September 30, 2024 and December 31, 2023, the Company’s lease and rights to a leasehold interest with respect to 210 West 31st, which was accounted as a finance lease, are included in the consolidated balance sheet as follows:

	September 30, 2024	December 31, 2023
Right-of-use asset (included in real estate held for investment, net, in thousands)	$6,014	$6,391
Lease obligation (included in other liabilities, in thousands)	9,494	9,537

Remaining lease term	89.3 years	90.0 years
Discount rate	4.8%	4.8%

As of September 30, 2024, the Company had a leasehold interest expiring in 2114. Future minimum lease payments under the Company’s finance lease as of September 30, 2024 are as follows (in thousands):

October 1, 2024 through December 31, 2024	$90
2025	393
2026	396
2027	396
2028	396
Thereafter	51,375
Total expected minimum lease obligations	53,046
Less: Amount representing interest (1)	(43,552)
Present value of net minimum lease payments (2)	$9,494
_____________________
(1) Interest includes the amount necessary to reduce the total expected minimum lease obligations to present value calculated at the Company’s incremental borrowing rate at acquisition.
(2) The present value of net minimum lease payments is included in other liabilities in the accompanying consolidated balance sheets.

Capital Commitments
The Company previously committed to funding up to $105.0 million (the “Capital Commitments”) to the 110 William Joint Venture in exchange for 77.5% of preferred interest in the joint venture. As of September 30, 2024, the Company had a future funding commitment of $13.3 million related to the Capital Commitments. The Capital Commitments fund the building expenditures and tenant improvements. No accrual was recognized as of September 30, 2024. Subsequent to September 30, 2024, the remaining commitment amount was funded.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2024
(unaudited)
Guarantee Agreements
As of September 30, 2024, and as part of the previous 110 William Joint Venture debt and restructuring agreements, the Company guaranteed the completion of the construction and the development of the building expenditures and tenant improvements. The Company also guaranteed all debt servicing costs and timely debt payments by the 110 William Joint Venture. Refer to Note 7 for additional details.
The guaranteed amounts are due upon occurrence of a triggering event, such as default for nonpayment or failure to perform based on the conditions defined in the agreement. As of September 30, 2024, the maximum potential amount of future payments under the Company’s guarantees is not estimable as it is dependent on various factors including the 110 William Joint Venture’s future operating performance level, potential completion cost overages, future levels of variable rate debt and related interest, and the amount of future contributions by the Company. Due to uncertainties surrounding these factors, the Company was unable to estimate the maximum amounts payable under the guarantees. As of September 30, 2024, no triggering events had occurred, the likelihood of loss was determined to be remote, and no liability related to the guarantees was recognized.
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations as of September 30, 2024.
Legal Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. As of September 30, 2024, there are no material legal or regulatory proceedings pending or known to be contemplated against the Company or its properties.

10.SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Park Highlands Land
In October 2024, the Company, through an indirect wholly owned subsidiary, sold approximately 122 developable acres of Park Highlands undeveloped land for gross sale proceeds of approximately $75.5 million, before closing costs, credits and taxes. A portion of the Park Highlands undeveloped land was collateral for the Series C bonds and due to the sale, approximately $10.6 million of the sales proceeds were restricted in a deposit account. The purchaser is not affiliated with the Company or Pacific Oak Capital Advisors.
Residential Homes Sale
In October 2024, the Company, through an indirect wholly owned subsidiary, sold 45 residential homes for gross sale proceeds of approximately $8.3 million, before closing costs and credits. In connection with the sale, the Company repaid $3.2 million of the outstanding principal due under the secured mortgage loan. The purchaser is not affiliated with the Company or Pacific Oak Capital Advisors.

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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, which could cause our actual results to differ materially from those presented in our forward-looking statements:
•We depend on our advisor, Pacific Oak Capital Advisors, LLC and its affiliates, to conduct our operations and eventually dispose of our investments.
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
•We pay substantial fees to and expenses of our advisor, Pacific Oak Capital Advisors, LLC and its affiliates. These payments increase the risk that our stockholders will not earn a profit on their investment in us and increase our stockholders’ risk of loss.
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
As of September 30, 2024, we consolidated nine office complexes, encompassing, in the aggregate, approximately 3.2 million rentable square feet, one residential home portfolio consisting of 2,145 residential homes, one apartment property containing 317 units, one hotel property with 196 rooms, four investments in undeveloped land with approximately 581 developable acres, one office/retail development property and held an interest in three investments in unconsolidated entities.
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
Liquidity and Capital Resources
Our principal demand for funds during the short and long-term is and will be for payments under debt and funding obligations, including principal repayments, the acquisition of real estate and real estate-related investments, payment of operating expenses, capital expenditures and general and administrative expenses, redemptions and purchases of our common stock (to the extent we resume our share redemption program, which we suspended on July 30, 2024) and payments of distributions to stockholders. To date, we have had five primary sources of capital for meeting our cash requirements:
•Proceeds from the primary portion of our initial public offering;
•Proceeds from our dividend reinvestment plan;
•Debt financing, including bond offerings in Israel;
•Proceeds from the sale of real estate and real estate-related investments; and
•Cash flow generated by our real estate and real estate-related investments.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures and corporate general and administrative expenses. Cash flow from operations from our real estate investments is primarily dependent upon the occupancy levels of our properties, the net effective rental rates on our leases, the collectability of rent and operating recoveries from our tenants and how well we manage our expenditures. As of September 30, 2024, our office complexes were collectively 66% occupied, our residential home portfolio was 94% occupied and our apartment property was 95% occupied.
Investments in real estate equity securities may generate cash flow in the form of dividend income. As of September 30, 2024, we had one investment in real estate equity securities outstanding with a total carrying value of $17.3 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended September 30, 2024 did not exceed the charter-imposed limitation.
For the nine months ended September 30, 2024, our cash needs for capital expenditures, redemptions of common stock funding commitment, and debt requirements were met with proceeds from dispositions of real estate, proceeds from debt financing and cash on hand, except where otherwise noted. Operating cash needs during the same period were met through cash flow generated by our real estate and real estate-related investments and cash on hand. As of September 30, 2024, we had outstanding debt obligations in the aggregate principal amount of $943.2 million, with a weighted-average remaining term of 1.9 years. As of September 30, 2024, we had $219.3 million of debt obligations scheduled to mature over the period from October 1, 2024 through September 30, 2025. Of these debt obligations $106.8 million have extension options if we comply with certain debt covenants that may include one or a combination of the following ratios: debt-to-value, debt yield, minimum equity requirements and debt service coverage. In order to satisfy obligations as they mature, we plan to utilize extension options available in the respective loan agreements, may seek to refinance certain debt instruments, may market one or more properties for sale or may negotiate a turnover of one or more secured properties back to the related mortgage lender. We have also agreed to fund expenditures and improvements to the 110 William Joint Venture of $105.0 million (the “Capital Commitments”). As of September 30, 2024, the outstanding amount to be paid under the Capital Commitments is approximately $13.3 million. Subsequent to September 30, 2024, the remaining commitment amount was funded. Based upon these plans, we believe we will have sufficient liquidity to continue as a going concern. There can be no assurance as to the certainty or timing of any of our plans.
We plan to meet these obligations primarily through a combination of one or more of cash on hand, asset sales, extension options (if available), refinancings (whether with the same lender or different lenders) and issuing additional debt. We believe that with these options we have sufficient cash on hand and availability to address our debt maturities and capital needs scheduled to mature over the period October 1, 2024 through September 30, 2025. However, tighter financial conditions, higher interest rates and lower asset values may make it more difficult to refinance our loans or to sell assets on favorable terms. In recent years, we have accessed debt capital through the Israeli capital markets, but that source of debt capital may be limited in the future because of changing conditions such as the ongoing conflicts in Israel. Our mortgage loans are primarily non-recourse to us, meaning the lender’s recourse is to take possession of the underlying property. It is possible we may choose not to repay or refinance some of the maturing loans, which would ultimately result in losing possession of the underlying property.
Guarantee Agreements
As of September 30, 2024, and as part of the previous 110 William Joint Venture debt and restructuring agreements, we guaranteed the completion of the construction and the development of the building expenditures and tenant improvements. We also guaranteed all debt servicing costs and timely debt payments by the 110 William Joint Venture.
The guaranteed amounts are due upon occurrence of a triggering event, such as default for nonpayment or failure to perform based on the conditions defined in the agreement. The maximum potential amount of future payments under the guarantees is not currently estimable as it is dependent on various factors including the 110 William Joint Venture’s future operating performance level, potential completion cost overages, future levels of variable rate debt and related interest, and the amount of future contributions by us. Due to uncertainties surrounding these factors, we were unable to estimate the maximum amounts payable under the guarantees. As of September 30, 2024, no triggering events had occurred, the likelihood of loss was determined to be remote, and no liability related to the guarantee was recognized.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Cash Flows from Operating Activities
As of September 30, 2024, we consolidated nine office complexes, encompassing, in the aggregate, approximately 3.2 million rentable square feet and these properties were 66% occupied. In addition, we owned one residential home portfolio consisting of 2,145 residential homes, and one apartment property containing 317 units, which were 94% and 95% occupied, respectively. We also owned one hotel property with 196 rooms, four investments in undeveloped land with approximately 581 developable acres, and one office/retail development property, and held an interest in three investments in unconsolidated entities and one investment in real estate equity securities. During the nine months ended September 30, 2024, net cash used in operating activities was $20.7 million. We expect that our cash flows from operating activities will increase in future periods as a result of leasing additional space that is currently unoccupied and anticipated future acquisitions of real estate and real estate-related investments. However, our cash flows from operating activities may decrease to the extent that we dispose of additional assets.
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
Cash Flows from Investing Activities
Net cash provided by investing activities was $13.1 million for the nine months ended September 30, 2024, and consisted primarily of the following:
•Proceeds from sales of real estate of $87.4 million;
•Contributions to unconsolidated entities of $63.4 million;
•Improvements to real estate of $22.0 million;
•Proceeds from the sale of real estate equity securities of $16.4 million; and
•Payments on development obligations of $7.3 million.
Cash Flows from Financing Activities
Net cash used in financing activities was $104.8 million for the nine months ended September 30, 2024 and consisted primarily of the following:

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
•Principal payments on notes and bonds payable of $273.2 million, primarily related to the Series B bonds payments of approximately $190.3 million and payoff of the Lofts at NoHo Commons Mortgage Loan of approximately $68.5 million; and
•Proceeds from notes and bonds payable of $179.8 million, primarily related to proceeds received from the Series D bonds of approximately $156.8 million and the Eight & Nine Corporate Centre Mortgage Loan of approximately $20.0 million.
In order to execute our investment strategy, we utilize secured debt, and we may, to the extent available, utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. There is no limitation on the amount we may borrow for any single investment. Our charter does not limit us from incurring debt until our aggregate borrowings would exceed 300% of our net assets, which approximates aggregate liabilities of 75% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves); however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of September 30, 2024, our borrowings and other liabilities were within the limits stated in our charter.
As of September 30, 2024, we had bonds outstanding of 1.4 billion Israeli new shekels (approximately $378.5 million as of September 30, 2024) (“Series Bonds”), of which 360.0 million Israeli new shekels (approximately $96.6 million as of September 30, 2024) were collateralized by real estate (specified lands in Park Highlands and Richardson). The Series Bonds principal payments ranging from January 2025 to February 2029 with interest rates ranging from 3.93% to 9.50%. On August 20, 2024, Pacific Oak SOR BVI issued 299.0 million Israeli new shekels of Series D bonds (the “Series D Expansion”) to Israeli investors pursuant to a public offering registered with the Israel Securities Authority. The Series D Expansion had an equal level of security, pari passu, amongst themselves and between them and the existing Series D bonds without any right of precedence or preference between any of them. On September 19, 2024, we prepaid approximately 312.8 million Israeli new shekels of the January 31, 2025 Series B bond payment, with 75.4 million Israeli new shekels outstanding. Subsequent to September 30, 2024, we sold parcels of collateralized Park Highlands undeveloped land, refer to Subsequent Events, below for additional details.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of September 30, 2024 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2024	2025-2026	2027-2028	Thereafter
Outstanding debt obligations (1)	$943,226	$72,772	$712,930	$105,016	$52,508
Interest payments on outstanding debt obligations (2)	123,000	25,047	80,494	16,628	831
Finance lease obligation (3)	53,046	90	789	792	51,375
Capital Commitments (4)	13,277	13,277	—	—	—
Development obligations (5)	3,880	3,880	—	—	—
_____________________
(1) Amounts include principal payments based on the outstanding principal amounts, maturity dates and foreign currency rates in effect as of September 30, 2024.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates, foreign currency rates and interest rates in effect as of September 30, 2024.
(3) Amounts are related to a leasehold interest expiring on 2114.
(4) Subsequent to September 30, 2024, the remaining commitment amount of $13.3 million was funded.
(5) Amounts are development obligations related to previous sales of Park Highlands undeveloped land.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Results of Operations
Overview
As of September 30, 2024, we consolidated nine office complexes, encompassing, in the aggregate, approximately 3.2 million rentable square feet, one residential home portfolio consisting of 2,145 residential homes, one apartment property containing 317 units, one hotel property with 196 rooms, four investments in undeveloped land with approximately 581 developable acres, one office/retail development property, held an interest in three investments in unconsolidated entities and one investment in real estate equity securities.
Our results of operations for the three and nine months ended September 30, 2024, may not be indicative of those in future periods due to acquisition and disposition activities. Additionally, the occupancy in our office complexes has not been stabilized. As of September 30, 2024, our office complexes were collectively 66% occupied, our residential home portfolio was 94% occupied and our apartment property was 95% occupied. However, due to the amount of near-term lease expirations, we do not put significant emphasis on quarterly changes in occupancy (positive or negative) in the short run. Our underwriting and valuations are generally more sensitive to “terminal values” that may be realized upon the disposition of the assets in the portfolio and less sensitive to ongoing cash flows generated by the portfolio in the years leading up to an eventual sale. There are no guarantees that the occupancy of our assets will increase, or that we will recognize a gain on the sale of our assets. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of leasing additional space and acquiring additional assets but decrease due to disposition activity.
Comparison of the three months ended September 30, 2024 versus the three months ended September 30, 2023
The following table provides summary information about our results of operations for the three months ended September 30, 2024 and 2023 (dollar amounts in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/Dispositions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2024	2023
Rental income	$30,223	$31,872	$(1,649)	(5)%	(1,498)	$(151)
Hotel revenues	1,186	1,195	(9)	(1)%	—	(9)
Other operating income	1,028	1,094	(66)	(6)%	—	(66)
Dividend income from real estate equity securities	—	1,685	(1,685)	(100)%	(81)	(1,604)
Operating, maintenance, and management	11,791	12,102	(311)	(3)%	(269)	(42)
Real estate taxes and insurance	5,618	6,281	(663)	(11)%	(323)	(340)
Hotel expenses	1,363	1,330	33	2%	—	33
Asset management fees to affiliates	3,901	3,696	205	6%	(164)	369
General and administrative expenses	2,314	1,952	362	19%	n/a	n/a
Foreign currency transaction loss, net	4,556	1,123	3,433	306%	n/a	n/a
Depreciation and amortization	10,276	12,399	(2,123)	(17)%	(611)	(1,512)
Interest expense, net	20,585	17,928	2,657	15%	(509)	3,166
Impairment charges on real estate and related intangibles	15,800	28,260	(12,460)	(44)%	n/a	n/a
Loss from unconsolidated entities, net	(9,801)	(10,405)	604	(6)%	—	604
Other interest income	379	639	(260)	(41)%	n/a	n/a
Gain (loss) on real estate equity securities, net	8,726	(3,331)	12,057	(362)%	93	11,964
Loss on sale of real estate, net	(1,243)	(221)	(1,022)	462%	(1,022)	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended September 30, 2024, compared to the three months ended September 30, 2023 related to real estate and real estate-related investments acquired or disposed on or after October 1, 2023.
(2) Represents the dollar amount increase (decrease) for the three months ended September 30, 2024, compared to the three months ended September 30, 2023 with respect to real estate and real estate-related investments owned by us during the entirety of both periods presented.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Rental income decreased to $30.2 million for the three months ended September 30, 2024, from $31.9 million for the three months ended September 30, 2023, primarily due to the disposition of residential homes and one apartment property, which resulted in a decrease in rental income of approximately $1.1 million and $0.4 million, respectively. The occupancy rates and income within the residential homes segment remained consistent for the three months ended September 30, 2024 and 2023; however, there was a slight decrease in occupancy rates for the strategic opportunistic properties. Additionally, the rental income per square foot for our strategic opportunistic properties remained consistent for the three months ended September 30, 2024 and 2023. We expect rental income to increase in future periods as a result of new lease activity and to the extent we acquire additional properties, but to decrease to the extent we dispose of properties or from naturally expiring leases.
Foreign currency transaction loss, net increased to $4.6 million for the three months ended September 30, 2024 from a $1.1 million foreign currency transaction loss, net for the three months ended September 30, 2023, primarily due to the outstanding Series Bonds being denominated in Israeli new shekel and slightly less favorable exchange rates during the three months ended September 30, 2024. We expect to recognize foreign transaction gains and losses due to changes in the value of the U.S. dollar relative to the Israeli new shekel, which may be offset with foreign currency derivative hedges in future periods, and changes in the level of foreign currency exposure.
Interest expense, net increased to $20.6 million for the three months ended September 30, 2024, from $17.9 million for the three months ended September 30, 2023, primarily due to the increase in the weighted-average variable rate to 8.0% as of September 30, 2024, from 7.9% as of September 30, 2023. Additionally, the weighted-average fixed rate increased to 6.3% as of September 30, 2024, from 4.8% as of September 30, 2023, primarily due to the issuance of the Series D bonds of $157.5 million with a fixed interest rate of 9.5% and payment of the Series B bonds of $180.9 million with a fixed interest rate of 3.93%. We anticipate interest expense will continue to increase in 2024 as a result of the effect of higher average market interest rates on our variable-rate debt, since interest rates are expected to plateau and then start to decrease at a slower rate compared to how quickly they increased throughout 2023. Our interest expense in future periods will vary based on interest rates on variable and fixed rate debt, the amount of interest capitalized, level of future borrowings, interest rate derivative instruments, and the impact of refinancing efforts.
Impairment charges on real estate and related intangibles decreased to $15.8 million for the three months ended September 30, 2024 from $28.3 million for the three months ended September 30, 2023. We impaired three strategic opportunistic properties and one hotel during the three months ended September 30, 2024 due to declines in market conditions and projected cash flows, changes in sales comparisons, and also based on a quoted price. We impaired three strategic opportunistic properties during the three months ended September 30, 2023 due to increases in the discount and cap rate assumptions, decreases in projected cash flows and changes in sales comparisons.
Loss from unconsolidated entities of $9.8 million during the three months ended September 30, 2024 primarily consists of a loss of $9.3 million from the 110 William Joint Venture and no income or loss was recognized related to the 353 Sacramento Joint Venture due to the suspension of the equity method of accounting. The loss from unconsolidated entities, net of $10.4 million during the three months ended September 30, 2023 consists of a loss of $26.3 million from the 353 Sacramento Joint Venture, primarily due to our share of impairment charges on real estate and related intangibles of $22.7 million and partially offset by income of $15.3 million from the 110 William Joint Venture, which is primarily due to recognizing a gain on extinguishment of debt of $71.6 million and partially offset by our share of accumulated losses recognized of $56.3 million.
Gain on real estate equity securities, net increased to $8.7 million for the three months ended September 30, 2024, from a loss on real estate equity securities, net of $3.3 million for the three months ended September 30, 2023, primarily related to the change in the fair value of our real estate equity securities held and sold during these periods. We expect gains and losses on real estate equity securities to fluctuate in future periods as a result of changes in share prices and the level of our investments in real estate equity securities.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Comparison of the nine months ended September 30, 2024 versus the nine months ended September 30, 2023
The following table provides summary information about our results of operations for the nine months ended September 30, 2024 and 2023 (dollar amounts in thousands):

	Nine Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Dispositions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2024	2023
Rental income	$92,045	$96,101	$(4,056)	(4)%	(4,079)	$23
Hotel revenues	6,225	6,673	(448)	(7)%	—	(448)
Other operating income	2,896	3,299	(403)	(12)%	—	(403)
Dividend income from real estate equity securities	81	3,795	(3,714)	(98)%	(337)	(3,377)
Operating, maintenance, and management	33,877	34,377	(500)	(1)%	(1,086)	586
Real estate taxes and insurance	18,649	18,541	108	1%	(868)	976
Hotel expenses	5,016	5,275	(259)	(5)%	—	(259)
Asset management fees to affiliates	11,875	11,380	495	4%	(615)	1,110
General and administrative expenses	10,108	8,176	1,932	24%	753	1,179
Foreign currency transaction (gain) loss, net	(6,724)	4,675	(11,399)	(244)%	n/a	n/a
Depreciation and amortization	31,405	36,556	(5,151)	(14)%	(1,342)	(3,809)
Interest expense, net	55,366	49,747	5,619	11%	(1,234)	6,853
Impairment charges on real estate and related intangibles	76,090	64,849	11,241	17%	n/a	n/a
Loss from unconsolidated entities	(26,531)	(27,367)	836	(3)%	—	836
Other interest income	1,117	1,855	(738)	(40)%	n/a	n/a
Loss on real estate equity securities, net	(7,905)	(19,453)	11,548	(59)%	(25,776)	37,324
(Loss) gain on sale of real estate, net	(624)	32,541	(33,165)	(102)%	(33,165)	n/a
Income tax provision	—	(3,662)	3,662	100%	3,662	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 related to real estate and real estate-related investments acquired or disposed on or after October 1, 2023.
(2) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 with respect to real estate and real estate-related investments owned by us during the entirety of both periods presented.
Rental income decreased to $92.0 million for the nine months ended September 30, 2024, from $96.1 million for the nine months ended September 30, 2023, primarily due to the disposition of residential homes and one apartment property, which resulted in a decrease in rental income of approximately $3.8 million and $0.3 million, respectively. The occupancy rates and income within the residential homes segments remained consistent for the nine months ended September 30, 2024 and 2023; however, there was a slight decrease in occupancy rates for the strategic opportunistic properties. Additionally, the average rental income per square foot for our strategic opportunistic properties remained consistent for the nine months ended September 30, 2024 and 2023. We expect rental income to increase in future periods as a result of new lease activity and to the extent we acquire additional properties, but to decrease to the extent we dispose of properties or from naturally expiring leases.
Foreign currency transaction gain, net increased to $6.7 million for the nine months ended September 30, 2024 from a $4.7 million foreign currency transaction loss, net for the nine months ended September 30, 2023, primarily due to the outstanding Series Bonds being denominated in Israeli new shekels and more favorable exchange rates during the nine months ended September 30, 2024. We expect to recognize foreign transaction gains and losses due to changes in the value of the U.S. dollar relative to the Israeli new shekel, which may be offset with foreign currency derivative hedges in future periods, and changes in the level of foreign currency exposure.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Interest expense, net increased to $55.4 million for the nine months ended September 30, 2024, from $49.7 million for the nine months ended September 30, 2023, primarily due to the increase in the weighted-average variable rate to 8.0% as of September 30, 2024, from 7.9% as of September 30, 2023. Additionally, the weighted-average fixed rate increased to 6.3% as of September 30, 2024, from 4.8% as of September 30, 2023, primarily due to the issuance of the Series C bonds of $99.5 million with a fixed interest rate of 9.0%, the Series D bonds of $157.5 million with a fixed interest rate of 9.5% and payment of the $180.9 million Series B bonds with a fixed interest rate of 3.93%. We anticipate interest expense will continue to increase in 2024 as a result of higher average market interest rates on our variable-rate debt as interest rates are expected to plateau and then start to decrease at a slower rate compared to how quickly they increased throughout 2023. Our interest expense in future periods will vary based on interest rates on variable and fixed rate debt, the amount of interest capitalized, level of future borrowings, interest rate derivative instruments, and the impact of refinancing efforts.
Impairment charges on real estate and related intangibles increased to $76.1 million for the nine months ended September 30, 2024 from $64.8 million for the nine months ended September 30, 2023. We impaired five strategic opportunistic properties and one hotel during the nine months ended September 30, 2024 due to declines in market conditions and projected cash flows, changes in sales comparisons, and also based on a quoted price. We impaired three strategic opportunistic properties during the nine months ended September 30, 2023 due to increases in discount and cap rate assumptions, decreases in projected cash flows and changes in sales comparisons.
Loss from unconsolidated entities of $26.5 million during the nine months ended September 30, 2024 primarily consists of a loss of $25.4 million from the 110 William Joint Venture and no income or loss was recognized related to the 353 Sacramento Joint Venture due to the suspension of the equity method of accounting. The loss from unconsolidated entities, net of $27.4 million during the nine months ended September 30, 2023 consists of a loss of $44.0 million for the 353 Sacramento Joint Venture, primarily due to impairment charge on the 353 Sacramento Joint Venture of $14.8 million and increases in our share of interest expense and impairment charges on real estate of $3.5 million and $22.7 million, respectively, and partially offset by income of $15.3 million from the 110 William Joint Venture, which is primarily due to recognizing a gain on extinguishment of debt of $71.6 million and partially offset by our share of accumulated losses recognized of $60.1 million.
Loss on real estate equity securities, net decreased to $7.9 million for the nine months ended September 30, 2024, from $19.5 million for the nine months ended September 30, 2023, primarily related to the change in the fair value of our real estate equity securities held and sold during these periods. We expect gains and losses on real estate equity securities to fluctuate in future periods as a result of changes in share prices and level of our investments in real estate equity securities.
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
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculations of MFFO and Adjusted MFFO, for the three and nine months ended September 30, 2024 and 2023 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss attributable to common stockholders	$(43,725)	$(60,232)	$(164,419)	$(137,288)
Depreciation and amortization	10,276	12,399	31,405	36,557
Impairment charges on real estate and related intangibles	15,800	28,260	76,090	64,849
Loss (gain) on sale of real estate	1,243	221	624	(32,541)
(Gain) loss on real estate equity securities, net	(8,726)	3,331	7,905	19,453
Adjustments for noncontrolling interests (1)	(1,822)	(1,162)	(3,657)	(1,231)
Adjustments for investments in unconsolidated entities (2)	860	27,355	3,351	34,723
FFO attributable to common stockholders	(26,094)	10,172	(48,701)	(15,478)
Straight-line rent and amortization of above- and below-market leases	(556)	827	(1,047)	(1,014)
Amortization of premium and discount on notes and bonds payable, net	905	1,082	2,750	3,267
Unrealized gain on interest rate caps	231	(51)	(186)	(378)
Foreign currency transaction loss (gain), net	4,556	1,123	(6,724)	4,675
Adjustments for noncontrolling interests (1)	21	(4)	4	(10)
Adjustments for investments in unconsolidated entities (2)	208	441	774	1,252
MFFO attributable to common stockholders	(20,729)	13,590	(53,130)	(7,686)
Other capitalized operating expenses (3)	(1,590)	(1,227)	(4,363)	(3,229)
Income tax provision	—	—	—	3,662
Adjusted MFFO attributable to common stockholders	$(22,319)	$12,363	$(57,493)	$(7,253)
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
Park Highlands Land
In October 2024, we, through an indirect wholly owned subsidiary, sold approximately 122 developable acres of Park Highlands undeveloped land for gross sale proceeds of approximately $75.5 million, before net closing costs and credits. Part of the Park Highlands undeveloped land was used as collateral for the Series C bonds and due to the sale, approximately $10.6 million of the sales proceeds will be held in a deposit account to be applied towards the Series C bonds payment. The purchaser is not affiliated with us or our advisor.
Residential Homes Sale
In October 2024, we, through an indirect wholly owned subsidiary, sold 45 residential homes for gross sale proceeds of approximately $8.3 million, before closing costs and credits. In connection with the sale, we repaid $3.2 million of the outstanding principal due under the secured mortgage loan. The purchaser is not affiliated with us or our advisor.
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
As of September 30, 2024, we held 33.4 million Israeli new shekels and 10.9 million Israeli new shekels in cash and restricted cash, respectively. In addition, as of September 30, 2024, we had Series Bonds outstanding and the related interest payable in the amounts of 1.4 billion Israeli new shekels and 16.7 million Israeli new shekels, respectively. Foreign currency exchange rate risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates. Based solely on the remeasurement for the nine months ended September 30, 2024, if foreign currency exchange rates were to increase or decrease by 10%, our net loss would increase or decrease by approximately $38.4 million for the same period. The foreign currency transaction income or loss may be impacted by changes in foreign currency exchange rates, levels at which we hold foreign currency, and future foreign currency collar investments.
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of September 30, 2024, the fair value of our bonds was $376.1 million and the outstanding principal balance was $378.5 million. The fair value estimates of the Series Bonds were calculated using the quoted bond price as of September 30, 2024 on the Tel Aviv Stock Exchange of 96.46, 105.21 and 100.91 Israeli new shekels, respectively. As of September 30, 2024, excluding the Series Bonds, the fair value of our fixed rate debt was $212.2 million and the outstanding principal balance of our fixed rate debt was $215.8 million. The fair value estimate of our fixed rate debt, excluding the Series Bonds, was calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of September 30, 2024. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of September 30, 2024, we had entered into two separate interest rate caps with an aggregate notional amount of $78.2 million which effectively limits our exposure to increases in one-month Secured Overnight Finance Rate (“SOFR”) above certain thresholds. Based on interest rates as of September 30, 2024, if interest rates were 100 basis points higher or lower during the 12 months ending September 30, 2024, interest expense on our variable rate debt would increase or decrease by $2.7 million and $2.8 million, respectively.
The weighted-average interest rates of our fixed rate debt and variable rate debt as of September 30, 2024 were 6.3% and 8.0%, respectively. The interest rate and weighted-average interest rate represent the actual interest rate in effect as of September 30, 2024 (consisting of the contractual interest rate and the effect of contractual floor rates, if applicable), using interest rate indices as of September 30, 2024 where applicable.
We are exposed to financial market risk with respect to our real estate equity securities. Financial market risk is the risk that we will incur economic losses due to adverse changes in our real estate equity security prices. Our exposure to changes in real estate equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a real estate equity security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. In addition, amounts realized in the sale of a particular security may be affected by the relative quantity of the real estate equity security being sold. We do not currently engage in derivative or other hedging transactions to manage our real estate equity security price risk. As of September 30, 2024, we owned real estate equity securities with a book value of $17.3 million. Based solely on the prices of real estate equity securities as of September 30, 2024, if prices were to increase or decrease by 10%, our net loss would increase or decrease by approximately $1.7 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), who are our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our CEO and CFO concluded that the disclosure controls and procedures were ineffective as of the end of the period covered by this report since the material weakness in the design and operation of our management review controls, previously described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2023, was not yet remediated as of September 30, 2024.
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
Remediation
As previously disclosed, we have initiated a comprehensive plan to remediate this material weakness. The remediation actions include review measures to enhance controls related to non-pro rata profit or loss allocations for our investments in unconsolidated entities and consultations with external accounting experts for non-recurring, significant, and/or unusual transactions. We believe that these actions will remediate the material weakness. The weakness will not be considered remediated, however, until the controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed at the end of 2024.
Internal Control Over Financial Reporting
Except for the changes described above, there were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Please see the risk factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended March 31, 2024, and Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended June 30, 2024, each as filed with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
a)During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.
b)Not applicable.
c)We previously adopted a share redemption program that may enable stockholders to sell their shares to us in limited circumstances and the plan was indefinitely suspended effective July 30, 2024.
During the nine months ended September 30, 2024 and prior to the suspension of the share redemption program, we fulfilled redemption requests eligible for redemption under our share redemption program and received in good order and funded redemptions with cash on hand. We redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January	24,373	$8.03	(2)
February	28,416	$8.03	(2)
March	43,052	$8.03	(2)
April	55,492	$8.03	(2)
May	121,273	$8.03	(2)
June	21,074	$8.03	(2)
Total	293,680
_____________________
(1) On November 30, 2023 our board of directors approved an estimated value per share of our common stock of $8.03. The change in the redemption price became effective beginning with the December 2023 redemption date.
(2) During the nine months ended September 30, 2024, we redeemed $1.9 million of common stock under the program, which represented shares in connection with redemption requests made upon a stockholder’s death, “qualifying disability” or “determination of incompetence”. The program was indefinitely suspended effective July 30, 2024 and accordingly we did not redeem any shares under the program during August or September 2024.
In addition to the redemptions under the share redemption program described above, between July 24, 2024 and July 29, 2024, we repurchased an additional 65,573 shares of our common stock at a price of $8.03 per share for an aggregate price of $0.5 million.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
On November 7, 2024, we renewed the advisory agreement with our advisor effective November 1, 2024. The renewed advisory agreement is effective through November 1, 2025 and the terms are consistent with those of the advisory agreement that was previously in effect.

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

10.1
Advisory Agreement among Pacific Oak Residential Trust, Inc., PORT OP LP, Pacific Oak Residential Advisors, LLC, Pacific Oak Capital Advisors, LLC, Keith D. Hall and Peter McMillan III, effective as of September 1, 2024, dated September 5, 2024, incorporated by reference to Exhibit 10.1 to Current Report on Form 8 K, Commission File No. 000-54382 filed September 5, 2024

10.2
Third Amendment to Purchase and Sale Agreement and Joint Escrow Instructions by and among Pacific Oak SOR Tule Springs Owner TRS, LLC, Pacific Oak SOR Tule Springs Village 2 Parcels Owner, LLC, and KB Home Las Vegas Inc., dated August 16, 2024

10.3
Fourth Amendment to Purchase and Sale Agreement and Joint Escrow Instructions by and among Pacific Oak SOR Tule Springs Owner TRS, LLC, Pacific Oak SOR Tule Springs Village 2 Parcels Owner, LLC, and KB Home Las Vegas Inc., dated September 17, 2024

10.4
Fifth Amendment to Purchase and Sale Agreement and Joint Escrow Instructions by and among Pacific Oak SOR Tule Springs Owner TRS, LLC, Pacific Oak SOR Tule Springs Village 2 Parcels Owner, LLC, and KB Home Las Vegas Inc., dated September 30, 2024

10.5
Sixth Amendment to Purchase and Sale Agreement and Joint Escrow Instructions by and among Pacific Oak SOR Tule Springs Owner TRS, LLC, Pacific Oak SOR Tule Springs Village 2 Parcels Owner, LLC, and KB Home Las Vegas Inc., dated October 14, 2024

10.6
Seventh Amendment to Purchase and Sale Agreement and Joint Escrow Instructions by and among Pacific Oak SOR Tule Springs Owner TRS, LLC, Pacific Oak SOR Tule Springs Village 2 Parcels Owner, LLC, and KB Home Las Vegas Inc., dated October 18, 2024

10.7	Deed of Trust between Pacific Oak SOR (BVI) Holdings Ltd. And Reznik Paz Nevo Trusts Ltd., dated April 21, 2024

10.8	Amendment No. 1 to the Deed of Trust between Pacific Oak SOR (BVI) Holdings Ltd. and Reznik Paz Nevo Trusts Ltd., dated September 2, 2024

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Twelfth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K filed December 4, 2020

PART II. OTHER INFORMATION (CONTINUED)

99.2	Amendment No. 1 to the Twelfth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed August 6, 2021

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.

Date:	November 14, 2024	By:	/S/ KEITH D. HALL
Keith D. Hall
Chief Executive Officer and Director
(principal executive officer)

Date:	November 14, 2024	By:	/S/ MICHAEL A. BENDER
Michael A. Bender
Chief Financial Officer
(principal financial officer)