Form 10-K
period 2024-12-31
Pacific Oak Strategic Opportunity REIT, Inc.
filed 2025-03-31
CIK 1452936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________________________
FORM 10-K
__________________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
There is no established market for the Registrant’s shares of common stock. On December 10, 2024, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $5.72 based on the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities divided by the number of shares outstanding, as of September 30, 2024. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation the estimated value per share as of December 10, 2024, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” There were 99,612,005 shares of common stock held by non-affiliates as of June 30, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter.
As of March 25, 2025, there were 102,951,395 outstanding shares of common stock of the Registrant.
Documents Incorporated by Reference:
Registrant incorporates by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K portions of its Definitive Proxy Statement for its 2025 Annual Meeting of Stockholders.

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
For a discussion of some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements, see the risks identified in “Summary Risk Factors” below and in Part I, Item 1A of this Annual Report on Form 10-K (the “Annual Report”).

SUMMARY RISK FACTORS
An investment in shares of our common stock involves significant risks. See “Risk Factors” beginning on page 8. These risks include, among others:
•Because no public trading market for our shares currently exists, and we have indefinitely suspended our share redemption program, it will be difficult for our stockholders to sell their shares.
•We have limited liquidity relative to our current and anticipated needs, which may limit our ability to retain certain investments and to make new investments.
•Our opportunistic investment strategy involves a higher risk of loss than would a strategy of investing in some other types of real estate and real estate-related investments.
•We depend on our advisor, Pacific Oak Capital Advisors, LLC, and a subsidiary of Second Avenue Group, LLC which is the advisor for our residential homes portfolio (“PORT Advisor”), to conduct our operations and eventually dispose of our investments.
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
•Because investment opportunities that are suitable for us may also be suitable for other Pacific Oak-sponsored programs or Pacific Oak-advised investors, our advisor faces conflicts of interest relating to the purchase of properties and other investments and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could reduce the investment return to our stockholders.
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

PART I
ITEM 1.    BUSINESS
Overview
Pacific Oak Strategic Opportunity REIT, Inc. was formed on October 8, 2008 as a Maryland corporation, elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2010 and intends to operate in such manner. As used herein, the terms “we,” “our” and “us” refer to Pacific Oak Strategic Opportunity REIT, Inc. and as required by context, Pacific Oak Strategic Opportunity Limited Partnership, a Delaware limited partnership formed on December 10, 2008 (the “Operating Partnership”), and its subsidiaries. Pacific Oak Capital Advisors, LLC, an affiliate of ours, is our advisor and manages our day-to-day operations of our portfolio of investments and has the authority to make all of the decisions regarding our investments, except for our residential home portfolio. Our residential home portfolio, held through our subsidiary Pacific Oak Residential Trust, Inc. (“PORT”), is managed by the PORT Advisor. The advisory duties are subject to the limitations in our charter and the direction and oversight of our board of directors. Our advisor also provides asset-management, marketing, investor-relations, and other administrative services on our behalf. We have sought to invest in and manage a diverse portfolio of opportunistic real estate, real estate equity securities and other real estate-related investments.
On January 8, 2009, we filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a minimum of 250,000 shares and a maximum of 140,000,000 shares of common stock for sale to the public, of which 100,000,000 shares were registered in our primary offering and 40,000,000 shares were registered under our dividend reinvestment plan. We sold 56,584,976 shares of common stock in the primary offering for gross offering proceeds of $561.7 million and ceased offering shares of common stock in our primary offering on November 14, 2012. On October 5, 2020, Pacific Oak Strategic Opportunity REIT II (“POSOR II”) merged with an indirect subsidiary of ours (the “Merger”). At the effective time of the Merger, each issued and outstanding share of POSOR II’s common stock converted into 0.9643 shares of our common stock or 28,973,906 shares. As of March 28, 2023, we indefinitely suspended offering shares of common stock under the dividend reinvestment plan to minimize administrative costs. On July 16, 2024, our board of directors indefinitely suspended our share redemption program, effective July 30, 2024 due to our liquidity position. As of December 31, 2024, we had redeemed 28,932,545 of the shares sold in our offering for $333.4 million and had issued 36,398,447 shares of common stock in connection with special dividends.
Objectives and Strategies
Our investment objectives aim to enhance shareholder value and provide consistent returns by increasing our income through rentals, redevelopment, and realizing growth across our portfolio. Additionally, we seek to strengthen our liquidity through timely transactions that maximize value, safeguarding the capital contributions of our stockholders.
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
We own a significant amount of office properties. As of September 30, 2024, approximately 49.6% of the value of our property portfolio consisted of office properties. The office environment remains challenged, with cap rates and discount rates elevated relative to the low-rate environment from 2008 to 2022. As a result, lending and transaction volume for office properties remains depressed, making it difficult to refinance or sell office properties. Office properties have been underperforming as a consequence of remote work and in some cases illiquid since the onset of Covid-19. Because our strategy has been opportunistic, with short-hold periods, our financings have also been relatively short-term. This has caused a situation where our financial liabilities are coming due, when office properties are difficult to stabilize, refinance and sell at terms that are attractive. In the near term, we are focused on avoiding scenarios such as this by managing our liquidity situation through a combination of asset sales, issuing debt, and refinancings (whether through mortgage loans or corporate level financing) or letting properties go to the lender.

We do not currently anticipate having funds available for stockholder liquidity in the near term. We believe that the office sector will eventually stabilize, that occupancy, transaction activity and lending in the office sector will improve, and that our liquidity situation will improve at that time. As conditions improve we intend to revisit liquidity strategies for stockholders. Until that happens, we expect to continue to face risks with regard to our liquidity situation, along with downward pressure on our NAV from operating and interest expenses.
Real Estate and Real Estate-Related Investments
Our investments in commercial real estate focus on a range of asset types primarily including: office, residential homes, apartments, and land parcels, as well as other specialty property types. Our investments in commercial real estate also include joint ventures, which enable us to invest side-by-side with institutional investors into a diversified portfolio of high quality and stabilized commercial real estate with good fundamentals, and we also invest in other real estate-related assets, including stock of a publicly traded real estate company. As of December 31, 2024, we consolidated nine office complexes, encompassing, in the aggregate, 3.2 million rentable square feet and these properties were 67% occupied. In addition, we owned one residential home portfolio consisting of 2,093 residential homes, and one apartment property containing 317 units, which were 93% and 92% occupied, respectively, as of December 31, 2024. We also owned one hotel property with 196 rooms, three investments in undeveloped land with 247 developable acres, one office/retail development property, and held an interest in three investments in unconsolidated entities and one investment in real estate equity security.
We have attempted to diversify our tenant base in order to limit exposure to any one tenant or industry. As of December 31, 2024, we had no tenants that represented more than 10% of our total annualized base rent and our top ten tenants represented 26% of our total annualized base rent. For more information about our real estate investments, see Part I, Item 2 of this Annual Report on Form 10-K.
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
Our financing objectives include (i) increasing our liquidity via opportunistic property sales and/or other transactions and (ii) continuing to manage our portfolio, including the related debt, so as to add value and maximize the total return despite the current challenges in the commercial real estate markets and credit markets. We have and will continue to focus on stabilizing our portfolio and managing debt maturities in 2025. Our managing of debt maturities may involve reworking portfolio allocations in order to better contend with the higher cost of capital.
Our decision to use leverage currently or in the future to finance our real estate and real estate-related investments will be based on our advisor’s assessment of a variety of factors, including, among others, the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in our portfolio, the availability of credit at favorable prices or at all, the credit quality of our portfolio and our outlook for borrowing costs. These decisions are subject to certain borrowing limits described below and are not subject to the approval of our stockholders. As a holder of floating-rate debt, we have already faced fluctuations in the credit markets and will continue to on a loan-by-loan basis or as loans mature with a focus on value. If we were to become further dependent on debt refinancing, there could be untimely asset dispositions.
We used debt financing to increase the amount available for investment and to potentially increase overall investment yields to us and our stockholders. As of December 31, 2024, the weighted-average interest rate on our debt was 6.60%.
We borrow funds at both fixed and variable rates; as of December 31, 2024, we had $519.5 million and $357.3 million of fixed and variable-rate debt outstanding, respectively. The weighted-average interest rates of our fixed-rate debt and variable-rate debt as of December 31, 2024 were 6.12% and 7.46%, respectively. The weighted-average interest rate represents the actual interest rate in effect as of December 31, 2024, using interest rate indices as of December 31, 2024, where applicable. As of December 31, 2024, we had entered into two separate interest rate caps with an aggregate notional amount of $78.2 million which effectively limits our exposure to increases in one-month Secured Overnight Finance Rate (“SOFR”) above certain thresholds.

As of December 31, 2024, we had bonds outstanding of 1.2 billion Israeli new shekels ($328.0 million as of December 31, 2024) (“Series Bonds”), of which 142.0 million Israeli new shekels ($39.0 million as of December 31, 2024) were collateralized by real estate (specified lands in Park Highlands and Richardson). The Series Bonds principal payments are due on dates ranging from January 2025 to February 2029 and have interest rates of 3.93% to 9.50%. During the year ended December 31, 2024, we issued 587.1 million Israeli new shekels ($161.4 million as of December 31, 2024) of Series D bonds to Israeli investors pursuant to a public offering registered with the Israel Securities Authority. During the year ended December 31, 2024, we repaid 700.9 million Israeli new shekels ($192.3 million as of December 31, 2024) of Series B bonds and also repaid 218.0 million Israeli new shekels ($59.8 million as of December 31, 2024) of Series C bonds collateralized by Park Highlands undeveloped land in connection with two real estate dispositions. On January 31, 2025, we made the remaining second principal installment payment of 75.3 million Israeli new shekels ($21.0 million as of January 31, 2025) in connection with the Series B bonds.
We have tried to spread the maturity dates of our debt to minimize maturity and refinance risk in our portfolio. In addition, a majority of our debt allows us to extend the maturity dates, subject to certain conditions. Although we may satisfy the conditions to extend the maturity of our debt obligations, we can give no assurance in this regard. The following table shows the current and fully extended maturities, including principal amortization payments, of our debt as of December 31, 2024 (in thousands):

	Current Maturity	Extended Maturity
2025	$244,464	$137,678
2026	470,867	310,832
2027	53,812	116,950
2028	53,812	216,773
2029	53,812	94,534
	$876,767	$876,767
There is no limitation on the amount we may borrow for any single investment. Our charter does not limit us from incurring debt until our aggregate borrowings would exceed 300% of our net assets, which approximates aggregate liabilities of 75% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves), and we may exceed this limit with the approval of the conflicts committee of our board of directors. To the extent financing in excess of this limit is available on attractive terms, our conflicts committee may approve debt such that our total liabilities would exceed this limit. We would disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2024, our borrowings and other liabilities were within the limits stated in our charter.
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
Disposition Policies
The period that we will hold our investments will vary depending on the type of asset, interest rates and other factors. Our advisor has developed a well-defined exit strategy for each investment we have made and will continually perform a hold-sell analysis on each asset to determine the optimal time to hold the asset and generate a strong return for our stockholders. Economic and market conditions may influence us to hold our investments for different periods of time. We optimize returns from strategic dispositions, and we may dispose of an asset before the end of the expected holding period if we believe that market conditions have maximized its value to us, or the disposition of the asset would otherwise be in the best interests of our stockholders. During the year ended December 31, 2024, we sold one apartment property, 334 developable acres of undeveloped land, 89 residential homes and one investment in real estate equity security. The disposition strategy is consistent with our objectives of acquiring opportunistic investments, improving the investments, and timing asset sales to realize the growth in the value that was created during our hold period.
Economic Dependency

We are dependent on our advisor for certain services that are essential to us, including the identification, evaluation, negotiation, origination, acquisition, and disposition of investments; management of the daily operations and leasing of our investment portfolio; and other general and administrative responsibilities. We are dependent on the PORT Advisor for similar services relating to residential homes. If our advisor and the PORT Advisor are unable to provide the respective services, we will be required to obtain such services from other sources.
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
Segments
We operate in three reportable business segments: strategic opportunistic properties and real estate-related investments, residential homes, and hotel, which is how our management manages the business. In general, we intend to hold our investments in opportunistic real estate and other real estate-related assets for capital appreciation. Traditional performance metrics of opportunistic real estate and other real estate-related assets may not be meaningful as these investments are generally non-stabilized and do not provide a consistent stream of interest income or rental revenue. These investments exhibit similar long-term financial performance and have similar economic characteristics. These investments typically involve a higher degree of risk and do not provide a constant stream of ongoing cash flows. As a result, our management views opportunistic real estate and other real estate-related assets as similar investments and aggregated into one reportable business segment. We own residential homes in 17 markets and are all aggregated into one reportable business segment due to the homes being stabilized, having high occupancy rates and have similar economic characteristics. Additionally, we own one hotel and is represented into one reportable business segment due to the nature of the hotel business with short-term stays.
Human Capital

We have no paid employees. The employees of our advisor or its affiliates provide management, acquisition, disposition, advisory and certain administrative services for us. The employees of the PORT Advisor or its affiliates provide similar services with respect to our residential homes portfolio held through PORT.
Principal Executive Office
Our principal executive offices are located at 11766 Wilshire Blvd., Suite 1670, Los Angeles, California 90025. Our telephone number and web address are (866) 722-6257 and http://www.sorinvinfo.com/.
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
Risks Related to an Investment in Us
Because no public trading market for our shares currently exists, it will be difficult for our stockholders to sell their shares and, if they are able to sell their shares, it will likely be at a substantial discount to the most recent estimated value per share.
Our charter does not require our directors to seek stockholder approval to liquidate our assets by a specified date, nor does our charter require our directors to list our shares for trading on a national securities exchange by a specified date. There is no public market for our shares and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards. In addition, our charter prohibits the ownership of more than 9.8% of our stock, unless exempted by our board of directors, which may inhibit large investors from purchasing our shares. Further, our share redemption program has been suspended and we have no current intention of reopening it in the near future due to our liquidity challenges. Therefore, it will be difficult for our stockholders to sell their shares promptly or at all. It is also likely that our shares would not be accepted as the primary collateral for a loan. Because of the illiquid nature of our shares, our stockholders should be prepared to hold our shares for an indefinite period of time.
Because of the concentration of our real estate investments in several property classes, our profitability may be vulnerable to a downturn in such sector.
Our investments are primarily categorized into three segments: strategic opportunistic real estate-related investments, residential homes, and hotel. As a result, we will be subject to risks inherent in investments in limited types of properties. If our investments are substantially in limited property classes, then the potential effects on our revenues, and as a result, on cash available for distribution to our stockholders, resulting from a downturn in the businesses conducted in those types of properties could be more pronounced than if we had more fully diversified our investments. As of December 31, 2024, our investments in strategic opportunistic real estate and related investments, our residential homes, and hotel segments represented 66.2%, 30.1% and 3.7% of our total assets, respectively.
Because of the concentration of a significant portion of our assets in two geographic areas, any adverse economic, real estate or business conditions in these areas could affect our operating results and our ability to make distributions to our stockholders.
As of December 31, 2024, our real estate held for investment in California and Georgia represented 11.4% and 11.3% of our total assets, respectively. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse economic developments in the California and Georgia real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect our operating results and our ability to make distributions to stockholders.
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
Our business may be adversely affected by market and economic volatility experienced by the U.S. and global economies, the U.S. office market as a whole and/or the local economies in the markets in which our properties are located. Such adverse economic and geopolitical conditions may be due to, among other issues, increased labor market challenges impacting the recruitment and retention of employees; increasing or elevated inflation and interest rates; volatility in the public equity and debt markets; uncertainties regarding actual and potential shifts in U.S. and foreign policies on trade and other fiscal, monetary and regulatory policies, including with respect to treaties and tariffs; international economic and other conditions, including pandemics, geopolitical instability (such as ongoing hostilities between Russia and Ukraine and between Israel and Hamas and the international community’s response thereto), sanctions and other conditions beyond our control. These current conditions, or similar conditions existing in the future, may adversely affect our results of operations, financial condition, and ability to pay dividends and/or distributions as a result of one or more of the following, among other potential consequences:
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

Inflation has adversely impacted our operations in the recent past. Inflation reached a 40-year high in 2022 and remained elevated into 2024. It remains uncertain whether substantial inflation in the United States will be sustained over an extended period of time or have a significant effect on the United States or other economies. In response to increasing inflation, the Federal Reserve raised the federal funds rate in 2022 and 2023, and while it subsequently moderated its approach in 2024, borrowing costs remain elevated. Increased inflation and interest rates could have an adverse impact on our variable-rate debt, our ability to borrow money, and general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue. Increases in the costs of owning and operating our properties due to inflation could reduce our net operating income and the value of an investment in us to the extent such increases are not reimbursed or paid by our tenants. If we are materially impacted by increasing inflation because, for example, inflationary increases in costs are not sufficiently offset by the contractual rent increases and operating expense reimbursement provisions or escalations in the leases with our tenants, we may implement measures to conserve cash or preserve liquidity. In addition, due to rising interest rates, we may experience restrictions in our liquidity based on certain financial covenant requirements, our inability to refinance maturing debt in part or in full as it comes due and higher debt service costs and reduced yields relative to cost of debt. If we are unable to find alternative credit arrangements or other funding in a high interest environment, our business needs may not be adequately met.
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
Because we depend upon our advisor to select, acquire, manage, and dispose of our real estate investments and to conduct our operations, any adverse changes in the financial health of our advisor or our relationship with it could cause our operations to suffer.
We depend on our advisor to select, acquire, manage, and dispose of our real estate investments and to conduct our operations. Our advisor depends upon the fees and other compensation that it receives from us and other Pacific Oak-sponsored programs that it advises in connection with the purchase, management, and sale of assets to conduct its operations. Any adverse changes to our relationship with, or the financial condition of, our advisor could hinder its ability to successfully manage our operations and our portfolio of investments.
Because we depend upon the PORT Advisor to select, acquire, manage, and dispose of our real estate investments and to conduct our operations with respect to our residential homes portfolio, any adverse changes in the financial health of the PORT Advisor or our relationship with it could cause our operations to suffer.
We depend on the PORT Advisor to select, acquire, manage, and dispose of our real estate investments and to conduct our operations. The PORT Advisor depends upon the fees and other compensation that it receives from us in connection with the purchase, management, and sale of assets to conduct its operations. Any adverse changes to our relationship with, or the financial condition of, the PORT Advisor could hinder its ability to successfully manage our operations and our portfolio of investments.
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
In addition, to the extent distributions exceed cash flow from operations and gains realized from the dispositions of properties, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain. There is no limit on the amount of distributions we may fund from sources other than from cash flows from operations or gains realized from the dispositions of properties. There were no distributions paid during the years ended December 31, 2024 and 2023. Our cash flow used in operations and net loss attributable to stockholders for the year ended December 31, 2024 were $30.4 million and $100.8 million, respectively. Our cash flow used in operations and net loss attributable to stockholders for the year ended December 31, 2023 were $24.3 million and $144.2 million, respectively. Our cash flow provided by operations and net loss attributable to stockholders for the year ended December 31, 2022 were $11.9 million and $43.2 million, respectively. From inception through December 31, 2024, we funded 9% of total distributions paid, which includes cash distributions and dividends reinvested by stockholders, with proceeds from debt financing, funded 46% of total distributions paid with the gains realized from the dispositions of properties and funded 45% of total distributions paid with cash provided by operations. Our cumulative distributions paid and net loss attributable to common stockholders from inception through December 31, 2024 was $740.8 million.
The loss of or the inability to retain or obtain key real estate and debt finance professionals at our advisor could delay or hinder implementation of our investment, management and disposition strategies, which could limit our ability to pay distributions and decrease the value of an investment in our shares.
Our success depends to a significant degree upon the contributions of Messrs. Hall and McMillan and the team of real estate and debt finance professionals at our advisor. Neither we nor our advisor have employment agreements with these individuals, and they may not remain associated with us or our advisor. If any of these persons were to cease their association with us or our advisor, we may be unable to find suitable replacements and our operating results could suffer as a result. We do not maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our advisor’s ability to attract and retain highly skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and our advisor may be unsuccessful in attracting and retaining such skilled professionals. Further, we have established strategic relationships with firms that have special expertise in certain services or detailed knowledge regarding real properties in certain geographic regions. Maintaining such relationships will be important for us to effectively compete in such regions. We may be unsuccessful in maintaining such relationships. If we lose or are unable to obtain the services of highly skilled professionals or do not establish or maintain appropriate strategic relationships, our ability to implement our investment, management and disposition strategies could be delayed or hindered and the value of our stockholders’ investment in us could decline.
The termination or replacement of our advisor could trigger a repayment event under our mortgage loans for some of our properties and the credit agreement governing any line of credit we obtain.
Lenders for certain of our properties may request provisions in the mortgage loan documentation that would make the termination or replacement of our advisor an event requiring the immediate repayment of the full outstanding balance of the loan. Similarly, under any line of credit we obtain, the termination or replacement of our advisor could trigger repayment of outstanding amounts under the credit agreement governing our line of credit. If a repayment event occurs with respect to any of our properties, our results of operations and financial condition may be adversely affected.
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
All of our executive officers and some of our directors and other key real estate and debt finance professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, Pacific Oak Capital Markets, LLC (“POCM”) and other affiliated Pacific Oak entities. Our advisor receives substantial fees from us and these fees could influence their advice to us. Among other matters, these compensation arrangements could affect their judgment with respect to:
•the continuation, renewal or enforcement of our agreements with our advisor, including the advisory agreement;
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
The fees our advisor may receive in connection with the acquisition, origination or management of assets are based on the cost of the investment, not on the quality of the investment or the quality of the services rendered to us. This may influence our advisor to recommend riskier transactions to us.
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
Our advisor faces conflicts of interest relating to the acquisition of assets, the leasing of properties and the disposition of properties due to its relationship with other Pacific Oak-sponsored programs and/or Pacific Oak-advised investors, which could result in decisions that are not in our best interest or the best interests of our stockholders.
We rely on the key real estate and debt finance professionals of our advisor, including Messrs. Hall and McMillan, to identify suitable investments. Messrs. Hall and McMillan and other real estate professionals are also the key real estate professionals for other Pacific Oak-sponsored programs and Pacific Oak-advised investors. As such, other Pacific Oak-sponsored programs and Pacific Oak-advised investors that have funds available for investment rely on many of the same professionals, as will future programs and investors. Some investment opportunities that are suitable for us may also be suitable for other Pacific Oak-sponsored programs and Pacific Oak-advised investors. Although there may be some overlap of investment opportunities, we generally do not expect to be in direct competition with these programs due to their specific investment focus and timing of funds available for investment. When these real estate and debt finance professionals direct an investment opportunity to any Pacific Oak-sponsored program or Pacific Oak-advised investors, they, in their sole discretion, will have to determine the program or investor for which the investment opportunity is most suitable based on the investment objectives, portfolio and criteria of each program or investor. As a result, these Pacific Oak real estate and debt finance professionals could direct attractive investment opportunities to other programs or investors.
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
If approved by both a majority of our board of directors and a majority of our independent directors, we may enter into joint venture agreements with other Pacific Oak-sponsored programs or affiliated entities for the acquisition, development or improvement of properties or other investments. Our advisor, the advisors to the other Pacific Oak-sponsored programs and the investment advisers to institutional investors in real estate and real estate-related assets, have some of the same executive officers, directors and other key real estate and debt finance professionals; and these persons will face conflicts of interest in determining which Pacific Oak program or investor should enter into any particular joint venture agreement. These persons may also face a conflict in structuring the terms of the relationship between our interests and the interests of the Pacific Oak-affiliated co-venturer and in managing the joint venture. Any joint venture agreement or transaction between us and a Pacific Oak-affiliated co-venturer will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers. The Pacific Oak-affiliated co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. These co-venturers may thus benefit to our and stockholders’ detriment.
Our sponsor, our officers, our advisor and the real estate, debt finance, management and accounting professionals assembled by our advisor face competing demands on their time and this may cause our operations and our stockholders’ investment in us to suffer.
We rely on our sponsor, our officers, our advisor and the key real estate, debt finance, management and accounting professionals that our advisor has assembled for the day‑to‑day operation of our business. All of our executive officers, our affiliated directors and other key real estate and debt finance professionals of our advisor are also officers, affiliated directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, our dealer manager and/or other Pacific Oak-affiliated entities. As a result of their interests in other Pacific Oak-sponsored programs, their obligations to Pacific Oak-advised investors and the fact that they engage in and they will continue to engage in other business activities on behalf of themselves and others, Messrs. Hall and McMillan and the key real estate, debt finance, management and accounting professionals at our advisor face conflicts of interest in allocating their time among us, other Pacific Oak-sponsored programs, Pacific Oak-advised investors and other business activities in which they are involved. Our executive officers and the key real estate, debt finance, management and accounting professionals affiliated with our sponsor who provide services to us are not obligated to devote a fixed amount of their time to us. In addition, our advisor shares many of the same key real estate, management and accounting professionals. During times of intense activity in other programs and ventures, these individuals may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. Furthermore, some or all of these individuals may become employees of another Pacific Oak-sponsored program in an internalization transaction or, if we internalize our advisor, may not become our employees as a result of their relationship with other Pacific Oak-sponsored programs. If these events occur, the returns on our investments, and the value of our stockholders’ investment in us, may decline.
If we were to internalize our management or if another investment program, whether sponsored or advised by affiliates of our advisor or otherwise, conducts its own internalization transaction, we could incur significant costs and/or our business could be harmed.
At some point in the future, we may consider internalizing the functions performed for us by our advisor. Any internalization transaction could result in significant payments to the principals of our advisor, including in the form of our stock which could reduce the percentage ownership of our then existing stockholders and concentrate ownership in the owners of our advisor. In addition, we rely on persons employed by our advisor to manage our day-to-day operating and acquisition activities. If we were to effectuate an internalization of our advisor, we may not be able to retain all of the employees of our advisor or to maintain relationships with other entities sponsored or advised by affiliates of our advisor. In addition, some of the employees of our advisor or its affiliates may provide services to one or more other investment programs. These programs or third parties may decide to retain some or all of the key employees in the future. If this occurs, these programs could hire certain of the persons currently employed by our advisor who are most familiar with our business and operations, thereby potentially adversely impacting our business.
All of our executive officers, our affiliated directors and the key real estate and debt finance professionals assembled by our advisor face conflicts of interest related to their positions and/or interests in our advisor, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.
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
If any of the subsidiaries of our Operating Partnership fail to meet the 40% test, we believe they will usually, if not always, be able to rely on Section 3(c)(5)(C) of the Investment Company Act for an exception from the definition of an investment company. Otherwise, they should be able to rely on the exceptions for private investment companies pursuant to Section 3(c)(1) and Section 3(c)(7) of the Investment Company Act. As reflected in no-action letters, the SEC staff’s position on Section 3(c)(5)(C) generally requires that an issuer maintain at least 55% of its assets in “mortgages and other liens on and interests in real estate,” or qualifying assets; at least 80% of its assets in qualifying assets plus real estate-related assets; and no more than 20% of the value of its assets in other than qualifying assets and real estate-related assets, which we refer to as miscellaneous assets. To constitute a qualifying asset under this 55% requirement, a real estate interest must meet various criteria based on no-action letters. We expect that any of the subsidiaries of our Operating Partnership relying on Section 3(c)(5)(C) will invest at least 55% of its assets in qualifying assets, and an additional 25% of its assets in other types of real estate-related assets. If any subsidiary relies on Section 3(c)(5)(C), we expect to rely on guidance published by the SEC staff or on our analyses of guidance published with respect to types of assets to determine which assets are qualifying real estate assets and real estate-related assets.
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
We have indefinitely suspended our share redemption program due to our liquidity position.
On July 16, 2024, our board of directors indefinitely suspended our share redemption program, effective July 30, 2024. The board of directors has suspended the program due to our liquidity position. Our board of directors may reinstate the program, although there is no assurance as to if or when this will happen. Accordingly, stockholders’ options for liquidity are extremely limited.
The estimated value per share of our common stock may not reflect the value that stockholders will receive for their investment.
On December 10, 2024, our board of directors approved an estimated value per share of our common stock of $5.72 based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding as of September 30, 2024. There were no material changes between September 30, 2024 and December 10, 2024 to the net values of our assets and liabilities that materially impacted the overall estimated value per share. We are providing this estimated value per share to assist broker-dealers that participated in our initial public offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340 as required by the Financial Industry Regulatory Authority (“FINRA”). This valuation was performed in accordance with the provisions of and also to comply with Practice Guideline 2013–01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association (“IPA”) in April 2013. The estimated value per share was based upon the recommendation and valuation prepared by our advisor.
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
For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.” We currently expect to utilize our advisor and/or an independent valuation firm to update the estimated value per share in December 2025.
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
Payment of fees to our advisor and to the PORT Advisor reduces cash available for investment and distribution and increases the risk that our stockholders will not be able to recover the amount of their investment in our shares.
Our advisor and the PORT Advisor perform services for us in connection with the selection, acquisition, origination, management, and administration of our investments. We pay them substantial fees for these services, which results in immediate dilution to the value of our stockholders’ investment and reduces the amount of cash available for investment or distribution to stockholders. Compensation to be paid to our advisor may be increased subject to approval by our conflicts committee and the other limitations in our charter, which would further dilute our stockholders’ investment and reduce the amount of cash available for investment or distribution to stockholders.
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
We currently own one hotel property. In order to qualify as a REIT, we are not able to operate any hotel properties or participate in the decisions affecting the daily operations of any such hotels. We will lease any hotels we acquire to a TRS in which we may own up to a 100% interest. Our TRS will enter into management agreements with eligible independent contractors that are not our subsidiaries or otherwise controlled by us to manage the hotel. Thus, independent hotel operators, under management agreements with our TRS, will control the daily operations of any hotels we own.
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
We may enter into derivative contracts for risk management purposes to hedge our exposure to cash flow variability caused by changing interest rates on our variable-rate notes payable. These derivative contracts generally are entered into with bank counterparties and are not traded on an organized exchange or guaranteed by a central clearing organization. We would therefore assume the credit risk that our counterparties will fail to make periodic payments when due under these contracts or become insolvent. If a counterparty fails to make a required payment, becomes the subject of a bankruptcy case, or otherwise defaults under the applicable contract, we will have the right to terminate all outstanding derivative transactions with that counterparty and settle them based on their net market value or replacement cost. In such an event, we may be required to make a termination payment to the counterparty, or we may have the right to collect a termination payment from such counterparty. We assume the credit risk that the counterparty will not be able to make any termination payment owing to us. We may not receive any collateral from a counterparty, or we may receive collateral that is insufficient to satisfy the counterparty’s obligation to make a termination payment. If a counterparty is the subject of a bankruptcy case, we will be an unsecured creditor in such case unless the counterparty has pledged sufficient collateral to us to satisfy the counterparty’s obligations to us.
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
We have incurred significant amounts of variable-rate debt. Increases in interest rates will increase the cost of that debt, which could reduce our cash flows from operations and the cash we have available to pay distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments.
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
Our debt may be subject to the fluctuation of market interest rates such as SOFR, Prime rate, and other benchmark rates. Should such interest rates increase, our variable-rate debt service payments may also increase, reducing cash available for distributions. Furthermore, if we need to refinance existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times given the property may not support the same level of loan proceeds which may not permit realization of the maximum return on such investments. Additionally, as it relates to any real estate assets that we may own, an increase in interest rates may negatively impact activity in the consumer market and reduce consumer purchases, which could adversely affect us.

We have broad authority to incur debt and high debt levels could hinder our ability to make distributions and decrease the value of our stockholders’ investment.
Our charter limits our total liabilities to 75% of the cost (before deducting depreciation or other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee of our board of directors approves each borrowing in excess of our charter limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2024, our borrowings and other liabilities were within the limits stated in our charter. High debt levels would cause us to incur higher interest charges and higher debt service payments and may also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders’ investment.
Changes in the value of Israeli currency may materially and adversely affect our results of operations and financial condition.
As of December 31, 2024, we had bonds outstanding of 1.2 billion Israeli new shekels ($328.0 million as of December 31, 2024), of which 142.0 million Israeli new shekels ($39.0 million as of December 31, 2024) were collateralized by real estate (specified lands in Park Highlands and Richardson). The Series Bonds principal payments are due on dates ranging from January 2025 to February 2029 with interest rates of 3.93% to 9.50%. During the year ended December 31, 2024, we issued 587.1 million Israeli new shekels ($161.4 million as of December 31, 2024) of Series D bonds to Israeli investors pursuant to a public offering registered with the Israel Securities Authority. During the year ended December 31, 2024, we repaid 700.9 million Israeli new shekels ($192.3 million as of December 31, 2024) of Series B bonds and also repaid 218.0 million Israeli new shekels ($59.8 million as of December 31, 2024) of Series C bonds collateralized by Park Highlands undeveloped land in connection with two real estate dispositions.
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
The deeds of trust that govern the terms of the bonds issued to Israeli investors contain various restrictive covenants. Such restrictive covenants may prohibit us from making certain investments, selling properties or taking certain other actions that our board of directors otherwise believes to be in our best interests. Such restrictions may adversely affect our operations and limit our ability to make distributions to our stockholders or fund redemptions. Under the deed of trust that governs the Series B bonds, Pacific Oak SOR (BVI) Holdings, Ltd. (“Pacific Oak SOR BVI”) must meet financial covenants such as (i) a minimum equity of $475 million; (ii) a maximum debt to capital of 75%; (iii) a minimum adjusted net operating income of $35.0 million for the trailing twelve months and (iv) the volume of development projects should not exceed 10% of the total adjusted balance sheet. Under the deed of trust that governs the Series C bonds, Pacific Oak SOR BVI must meet financial covenants such as (i) a minimum equity of $450 million; (ii) a maximum debt to capital of 75%; and (iii) a maximum loan to collateral ratio of 75%. A violation of any of the foregoing financial covenants constitutes an event of default, result in an increase of the interest rate of the bonds and cause the bonds to become immediately due and payable. Additionally, under the deed of trust that governs the Series D bonds, Pacific Oak SOR BVI must meet financial covenants such as (i) a minimum equity of $450 million; (ii) a maximum debt to capital of 75%; and (iii) a minimum adjusted net operating income of $35.0 million for the trailing twelve months. A violation of any of the foregoing financial covenants constitute an event of default, result in an increase of the interest rate of the bonds and cause the bonds to become immediately due and payable.
The board of directors of Pacific Oak SOR BVI, a separate legal entity, may not always agree with our board of directors..
All of our assets are held through Pacific Oak SOR BVI, of which we are the sole shareholder. Generally, if we want to sell an asset or make other changes to our portfolio, borrow money, or distribute cash to our stockholders (including through the form of redemptions), the Pacific Oak SOR BVI board of directors must agree. Pacific Oak SOR BVI has a seven-member board of directors, three of whom are members of our board of directors and four of whom are Israeli residents unaffiliated with us. As the sole shareholder of Pacific Oak SOR BVI, our interests are generally aligned with those of Pacific Oak SOR BVI. However, the board of directors of Pacific Oak SOR BVI may not agree with our board of directors, even when our interests are aligned. Accordingly, we are subject to the risk that the board of directors of Pacific Oak SOR BVI may prevent us from taking certain actions that our board of directors believes to be in our best interests.
To the extent we refinance mortgage loans or borrow additional funds through the issuance of corporate bonds or mezzanine financing, we expect to incur high interest rates, which may adversely affect our performance, and our current leverage levels may make it challenging to borrow additional funds.

One way we may address our liquidity needs is through refinancing mortgage loans or issuing additional corporate bonds or mezzanine financing. Tighter financial conditions, higher interest rates and lower asset values may make it more difficult to refinance our loans or issue additional bonds on favorable terms. Currently, lending conditions are tight and interest rates elevated. If we incur new borrowings at higher interest rates than our current financings, that will have a negative effect on our operating results. In addition, given our current leverage levels, there are limits to how much we can use additional borrowings to address our liquidity needs. Borrowing additional funds will likely exacerbate these risks and make it even more challenging to use leverage to address our liquidity needs.
The amount and timing of future liquidity to stockholders will be significantly impacted by the office sector.
We own a significant amount of office properties. As of September 30, 2024, approximately 49.6% of the value of our property portfolio consisted of office properties. The office environment remains challenged, with cap rates and discount rates elevated relative to the low-rate environment from 2008 to 2022. As a result, lending and transaction volume for office properties remains depressed, making it difficult to refinance or sell office properties. Office properties have been underperforming as a consequence of remote work and in some cases illiquid since the onset of Covid-19. Because our strategy has been opportunistic, with short-hold periods, our financings have also been relatively short-term. This has caused a situation where our financial liabilities are coming due, when office properties are difficult to stabilize, refinance and sell at terms that are attractive. If we are unable to make a mortgage payment when due, it may go into default and we may lose a property. If we are unable to make a bond payment when due, that could trigger full repayment under the bonds. In the near term, we are focused on avoiding scenarios such as this by managing our liquidity situation through a combination of asset sales, issuing debt, and refinancings (whether through mortgage loans or corporate level financing) or letting properties go to the lender. All of these approaches and alternative approaches involve risk. Selling assets in these circumstances involves risks that they may be sold at unfavorable prices. Refinancings present risk because interest rates are high, often times refinanced rates are higher than relinquished rates; refinancing at higher interest rates will increase interest expense which will hurt our financial condition and NAV. If we were to forfeit properties through default we would lose potential future appreciation in that property and, in certain cases, potentially being liable for payment guarantees on the mortgage loans.
We do not currently anticipate having funds available for stockholder liquidity in the near term. We believe that the office sector will eventually stabilize, that occupancy, transaction activity and lending in the office sector will improve, and that our liquidity situation will improve at that time. As conditions improve we intend to revisit liquidity strategies for stockholders. Until that happens, we expect to continue to face risks with regard to our liquidity situation, along with downward pressure on our NAV from operating and interest expenses.
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
As of December 31, 2024, we had $244.5 million of debt obligations scheduled to mature over the period from January 1, 2025 through December 31, 2025. Certain of these debt obligations have extension options if we comply with certain debt covenants that may include one or a combination of the following ratios: debt-to-value, debt yield and debt service coverage. In order to satisfy obligations as they mature, we plan to utilize extension options available in the respective loan agreements, may seek to refinance certain debt instruments, may market one or more properties for sale or may negotiate a turnover of one or more secured properties back to the related mortgage lender. We believe that with these options we have sufficient cash on hand and availability to address our debt maturities and capital needs scheduled to mature over the period January 1, 2025 through December 31, 2025. However, tighter financial conditions, higher interest rates and lower asset values may make it more difficult to refinance our loans or to sell assets on favorable terms. In recent years, we have accessed debt capital through the Israeli capital markets, but that source of debt capital may not be available in the future because of changing conditions, such as the ongoing conflict between Israel and Hamas. We will decide on a case by case basis whether to repay or refinance each of these loans, based on factors such as our available liquidity and when the loan is due, the terms offered, if any, for refinancing, and the value of our equity in the property relative to the outstanding debt balance. It is possible we may choose not to repay or refinance some of the maturing loans, which would ultimately result in losing possession of the underlying property. Because of our limited liquidity relative to our needs, we may be limited in our ability to retain certain investments and to make new investments, which may have an adverse impact on our financial performance, our ability to make distributions and the value of our shares of common stock. We may be forced to sell an asset on unfavorable terms to improve our liquidity situation and meet our future liquidity needs.

Federal Income Tax Risks
Failure to qualify as a REIT would reduce our net earnings available for investment or distribution.
Our qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Internal Revenue Code. If we fail to qualify as a REIT for any taxable year after electing REIT status, we will be subject to U.S. federal income tax on our taxable income at corporate rates (currently, 21% rate) and distributions to our stockholders would not be deductible by us in determining our taxable income. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year in which we lost our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends-paid deduction and we would no longer be required to pay distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.
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
Even if we qualify as a REIT for U.S. federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property. For example:
•In order to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income to our stockholders (which is determined without regard to the dividends-paid deduction or net capital gain). To the extent that we satisfy the 90% distribution requirement but distribute less than 100% of our REIT taxable income and our net capital gain, we will be subject to U.S. federal corporate income tax on the undistributed income.
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

•If we sell an asset, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% “prohibited transaction” tax unless such sale were made by one of our TRS or the sale met certain “safe harbor” requirements under the Internal Revenue Code.
•Any domestic TRS of ours will be subject to U.S. federal corporate income tax on its income, and on any non-arm’s-length transactions between us and any TRS, for instance, excessive rents charged to a TRS could be subject to a 100% tax. We may be subject to tax on income from certain activities conducted as a result of taking title to collateral.
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
A REIT’s net income from prohibited transactions is subject to a 100% tax unless a safe harbor exception applies. In general, prohibited transactions are sales or other dispositions of assets, other than foreclosure property, deemed held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to dispose of loans in a manner that was treated as a sale of the loans for U.S. federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans at the REIT level and may limit the structures we utilize for our securitization transactions, even though the sales or structures might otherwise be beneficial to us.
It may be possible to reduce the impact of the prohibited transaction tax by conducting certain activities through a TRS. However, to the extent that we engage in such activities through a TRS, the income associated with such activities may be subject to full corporate income tax.
Complying with REIT requirements may force us to liquidate otherwise attractive investments.
To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our total assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and residential and commercial mortgage-backed securities, as well as shares of another REIT. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, no more than 20% (25% for taxable years before 2018) of the value of our total assets can be represented by securities of one or more TRS and no more than 25% of the value of our total assets can be represented by “non-qualified publicly offered REIT debt instruments.” If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
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
Our ownership of and relationship with our TRS will be limited and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.
A REIT may own up to 100% of the stock of one or more TRS. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% (25% for taxable years before 2018) of the value of a REIT’s assets may consist of stock or securities of one or more TRS. A domestic TRS will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

We cannot assure our stockholders that we will be able to comply with the 20% value limitation on ownership of TRS stock and securities on an ongoing basis so as to maintain REIT status or to avoid application of the 100% excise tax imposed on certain non-arm’s length transactions.
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
Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our continued qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. In addition, our ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT.
The taxation of distributions to our stockholders can be complex; however, distributions that we make to our stockholders generally will be taxable as ordinary income, which may reduce their anticipated returns from an investment in us.
Distributions that we make to our taxable stockholders to the extent of our current and accumulated earnings and profits (and not designated as capital gain dividends or qualified dividend income) generally will be taxable as ordinary income. However, a portion of our distributions may (i) be designated by us as capital gain dividends generally taxable as long-term capital gain to the extent that they are attributable to net capital gain recognized by us, (ii) be designated by us as qualified dividend income generally to the extent they are attributable to dividends we receive from non-REIT corporations, such as our TRS, or (iii) constitute a return of capital generally to the extent that they exceed our current and accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital distribution is not taxable but has the effect of reducing the basis of a stockholder’s investment in our common stock.
We may be required to pay some taxes due to actions of a TRS which would reduce our cash available for distribution to stockholders.
Any net taxable income earned directly by a TRS, or through entities that are disregarded for U.S. federal income tax purposes as entities separate from our TRS, will be subject to federal and possibly state corporate income tax. In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a TRS will be subject to an appropriate level of U.S. federal income taxation. For example, a TRS may be limited in its ability to deduct certain interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% penalty tax on some payments that it receives or on some deductions taken by a TRS if the economic arrangements between the REIT, the REIT's customers, and the TRS are not comparable to similar arrangements between unrelated parties. Finally, some state and local jurisdictions may tax some of our income even though as a REIT we are not subject to U.S. federal income tax on that income because not all states and localities follow the U.S. federal income tax treatment of REITs. To the extent that we and our affiliates are required to pay federal, state and local taxes, we will have less cash available for distributions to stockholders.
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
Gain recognized by a non-U.S. stockholder upon the sale or exchange of our common stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a USRPI under FIRPTA (subject to specific FIRPTA exemptions for certain non-U.S. stockholders). Our common stock will not constitute a USRPI so long as we are a “domestically-controlled qualified investment entity.” A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT’s stock is held directly or indirectly by non-U.S. stockholders. Final Treasury regulations effective April 25, 2024 (the “Final Regulations”) modify the existing prior tax guidance relating to the manner in which we determine whether we are a domestically controlled REIT. These regulations provide a look through rule for our stockholders that are non-publicly traded partnerships, non-public REITs, non-public regulated investment companies, or domestic “C” corporations owned 50% or more directly or indirectly by foreign persons (“foreign-controlled domestic corporations”) and treat “qualified foreign pension funds” and “international organizations” as foreign persons for this purpose.
The look-through rule in the Final Regulations applicable to foreign-controlled domestic corporations will not apply to a REIT for a period of up to ten years if the REIT is able to satisfy certain requirements during that time, including not undergoing a significant change in its ownership and not acquiring a significant amount of new U.S. real property interests, in each case since April 24, 2024, the date the Final Regulations were issued. If a REIT fails to satisfy such requirements during the ten-year period, the look-through rule in the Final Regulations applicable to foreign-controlled domestic corporations will apply to such REIT beginning on the day immediately following the date of such failure. We cannot predict when we will commence being subject to such look-through rule in the Final Regulations and we may not be able to satisfy the applicable requirements for the duration of the ten-year period. Prospective investors are urged to consult with their tax advisors regarding the application and impact of these rules.
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
At any time, the U.S. federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We anticipate that legislative and regulatory changes, including tax reform, may be likely in the 119th Congress, which convened in January 2025. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation. You are urged to consult with your tax advisor regarding the effect of potential future changes to the federal tax laws on an investment in our shares of common stock.
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
Our advisor utilizes a team of dedicated external IT professionals, which leads enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes. The IT professionals provide periodic reports to our board of directors, our advisor, as well as our Chief Executive Officer and other members of our senior management as appropriate. These reports include updates on our cybersecurity risks and threats, the status of projects to strengthen our information security systems, assessments of the information security program, and the emerging threat landscape. Our program is regularly evaluated by our advisor and external experts with the results of those reviews reported to senior management and the board of directors. We also actively engage with key vendors, industry participants, and intelligence and law enforcement communities as part of our continuing efforts to evaluate and enhance the effectiveness of our information security policies and procedures.

ITEM 2.    PROPERTIES
As of December 31, 2024, we consolidated nine office complexes, encompassing, in the aggregate, 3.2 million rentable square feet, one residential home portfolio consisting of 2,093 residential homes, one apartment property containing 317 units, one hotel property with 196 rooms, three investments in undeveloped land with 247 developable acres, one office/retail development property and held an interest in three investments in unconsolidated entities. The following table provides summary information regarding our properties and investments in unconsolidated entities as of December 31, 2024:

Property Location of Property	Date Acquired	Property Type	Rentable Square Feet	Occupancy	Ownership %
Richardson Office Richardson, TX	11/23/2011	Office	429,839	62.2%	100.0%
Park Centre Austin, TX	03/28/2013	Office	205,096	53.9%	100.0%
Crown Pointe Dunwoody, GA	02/14/2017	Office	509,792	62.9%	100.0%
The Marq Minneapolis, MN	03/01/2018	Office	522,656	83.5%	100.0%
Eight & Nine Corporate Centre Franklin, TN	06/08/2018	Office	315,299	83.5%	100.0%
Georgia 400 Center Alpharetta, GA	05/23/2019	Office	429,771	67.7%	100.0%
Lincoln Court Campbell, CA	10/05/2020	Office	123,849	65.0%	100.0%
Oakland City Center Oakland, CA	10/05/2020	Office	368,059	56.3%	100.0%
Madison Square Phoenix, AZ	10/05/2020	Office	281,916	63.1%	90.0%
Residential Homes Portfolio Multiple Locations	Multiple	Residential	3,025,740	93.5%	100.0%
1180 Raymond Newark, NJ	08/20/2013	Apartment	268,462	92.1%	100.0%
Q&C Hotel New Orleans, LA	10/05/2020	Hotel	—	N/A	90.0%
Richardson Land I Richardson, TX	11/23/2011	Undeveloped Land	—	N/A	100.0%
Richardson Land II Richardson, TX	09/04/2014	Undeveloped Land	—	N/A	100.0%
Park Highlands Land II North Las Vegas, NV	12/10/2013	Undeveloped Land	—	N/A	100.0%
210 West 31st Street New York, NY	10/05/2020	Office/Retail	—	N/A	80.0%
110 William Street (Unconsolidated) New York, NY	N/A	Office	928,157	29.4%	(1)
353 Sacramento Street (Unconsolidated) San Francisco, CA	N/A	Office	284,751	46.3%	55.0%
Pacific Oak Opportunity Zone Fund I (Unconsolidated) Multiple Locations	N/A	Apartment	310,218	93.4%	47.0%
Total			8,003,605
_____________________
(1) As of December 31, 2024, we held 100% of common and 77.5% of preferred interests in the 110 William Joint Venture and are entitled to profit participation interests based on a tiered waterfall calculation which may not be reflective of our economic interest in the entity.

Portfolio Lease Expiration
The following table reflects the lease expiration of our consolidated office complexes as of December 31, 2024:

Year of Expiration	Number of Leases Expiring	Annualized Base Rent (in thousands) (1)	% of Portfolio Annualized Base Rent Expiring	Leased Rentable Square Feet Expiring	% of Portfolio Rentable Square Feet Expiring
2025	76	$12,417	20.4%	370,117	14.5%
2026	66	11,327	18.6%	358,155	15.3%
2027	59	7,510	12.3%	254,432	10.9%
2028	35	5,749	9.4%	239,558	10.4%
2029	40	6,878	11.3%	302,262	12.9%
2030	20	6,930	11.4%	204,850	20.3%
2031	9	1,526	2.5%	67,086	2.9%
2032	6	2,250	3.7%	107,841	4.6%
Thereafter	54	6,309	10.4%	250,470	8.2%
Total	365	$60,896	100%	2,154,771	100%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2024, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stockholder Information
As of March 25, 2025, we had 103.0 million shares of common stock outstanding held by a total of 17,000 stockholders. The number of stockholders is based on the records of SS&C GIDS, Inc., who serves as our transfer agent.
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
On December 10, 2024, our board of directors approved an estimated value per share of our common stock of $5.72 based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2024. There have been no material changes between September 30, 2024 and December 10, 2024 to the net values of our assets and liabilities that materially impacted the overall estimated value per share. We are providing this estimated value per share to assist broker-dealers that participated in our initial public offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340 as required by the Financial Industry Regulatory Authority (“FINRA”). This valuation was performed in accordance with the provisions of and also to comply with Practice Guideline 2013–01, Valuations of Publicly Registered Non-Listed REITs, issued by the Institute for Portfolio Alternatives (“IPA”) in April 2013.
December 10, 2024 Valuation
Our conflicts committee of the board of directors, composed of all our independent directors, is responsible for the oversight of the valuation process, including the review and approval of the valuation process and methodologies used to determine our estimated value per share, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. The estimated value per share was based upon the recommendation and valuation prepared by our advisor. Our advisor’s valuation of our consolidated real estate properties and 110 William Street, a property we own via an unconsolidated entity, was based on valuations performed by third-party valuation firms. The valuation of our two other unconsolidated entity investments and certain other assets and liabilities were based our advisor’s estimates. The third-party valuations represent appraisals for 110 William Street and our consolidated real estate properties, except for our consolidated residential home portfolio consisting of 2,145 homes, which was valued at the total of the individual home values generated by the third-party valuation firm’s proprietary automated valuation models. The appraisals were performed by Kroll, LLC (“Kroll”), except for the undeveloped land which was appraised by Colliers International Valuation & Advisory Services, LLC (“Colliers”). Valuation of the residential home portfolio was performed by HouseCanary, Inc. (“HouseCanary”). Kroll, Colliers, and HouseCanary, each an independent third-party valuation firm, also prepared appraisal/valuation reports, summarizing key inputs and assumptions, for each of the real estate properties they respectively valued. In arriving at its recommendation, the conflicts committee of the board of directors relied in part on valuation and appraisal methodologies that the independent third-party valuation firms and our advisor believe are standard and acceptable in the real estate and non-listed REIT industries for the types of assets and liabilities held by us. The methodologies and assumptions used to determine the estimated value of our assets and liabilities are described further below.
Our advisor used the valuations from the third-party valuation firms, and our advisor’s estimated values for other assets and liabilities to calculate and recommend an estimated value per share of our common stock. Upon (i) the conflicts committee’s receipt and review of our advisor’s valuation report, including our advisor’s summary of the appraisal/valuation reports prepared by Kroll, Colliers, and HouseCanary, and (ii) the conflicts committee’s review of the reasonableness of our estimated value per share resulting from our advisor’s valuation process, and (iii) in light of other factors considered by the conflicts committee and the conflicts committee’s own extensive knowledge of our assets and liabilities, the conflicts committee concluded that the estimated value per share proposed by our advisor was reasonable and recommended to the board of directors that it adopt $5.72 as the estimated value per share of our common stock. At the special meeting of the board of directors, the board of directors unanimously approved the recommendation of the conflicts committee and approved $5.72 as the estimated value of our common stock, which determination is ultimately and solely the responsibility of the board of directors.

The table below sets forth the calculation of our estimated value per share as of December 10, 2024, as well as the calculation of our prior estimated value per share as of November 30, 2023:

	December 10, 2024 Estimated Value per Share	November 30, 2023 Estimated Value per Share (1)	Change in Estimated Value per Share
Real estate properties (2)	$13.15	$15.66	$(2.51)
Real estate equity securities (3)	0.17	0.26	(0.09)
Cash	0.18	0.75	(0.57)
Investments in unconsolidated entities (4)	1.71	1.44	0.27
Other assets (5)	0.33	0.61	(0.28)
Mortgage debt (6)	(5.41)	(6.19)	0.78
Series Bonds (7)	(3.65)	(3.54)	(0.11)
Advisor participation fee liability (8)	(0.07)	(0.07)	—
Other liabilities	(0.64)	(0.78)	0.14
Non-controlling interest (9)	(0.05)	(0.11)	0.06
Estimated value per share	$5.72	$8.03	$(2.31)
Estimated enterprise value premium	None assumed	None assumed	None assumed
Total estimated value per share	$5.72	$8.03	$(2.31)
_____________________
(1) The November 30, 2023 estimated value per share was approved by the board of directors; for more information, see our Current Report on Form 8-K filed with the SEC on December 6, 2023.
(2) The decrease in real estate properties was primarily due to decreases in property fair values and property dispositions.
(3) The decrease in real estate equity securities was primarily due to decreases in securities values and securities dispositions.
(4) The increase in investments in unconsolidated entities was primarily due to additional contributions made.
(5) The decrease in other assets was primarily due to restricted cash used for repayments on the Series B bonds.
(6) The decrease in mortgage debt was primarily due to repayments including those upon asset sales.
(7) The increase in bonds was primarily due to the issuance of Series D bonds and partially offset by repayments on the Series B bonds.
(8) Represents the potential participation fee payable to the PORT Advisor as it relates to the operations or assets of PORT.
(9) The decrease in non-controlling interests was primarily due to non-controlling interest distributions and a decline in non-controlling interest values related to property value declines.
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

Change in Estimated Value per Share
November 30, 2023 estimated value per share	$8.03

Changes to estimated value per share
Investments
Real estate	(0.79)
Investments in unconsolidated entities	(0.07)
Investments in equity securities	0.07
Leasing costs & capital expenditures on real estate	(0.25)
Total change related to investments	(1.04)
Operating cash flows (1)	(0.69)
Foreign currency loss	(0.07)
Property selling and financing costs (2)	(0.19)
Advisor disposition fees (3)	(0.01)
Mortgage debt	(0.10)
Series Bonds	(0.18)
Other	(0.03)
Total change in estimated value per share	$(2.31)
December 10, 2024 estimated value per share	$5.72

_____________________
(1) Operating cash flow reflects modified funds from operations (“MFFO”) attributable to common stockholders, adjusted for our share of (i) deductions for capitalized interest expense, real estate taxes and insurance and (ii) add backs for deferred financing cost amortization. We compute MFFO in accordance with the definition included in the practice guideline issued by the IPA in November 2010.
(2) Property selling and financing costs include (i) $8.9 million, or $0.09 per share, for selling costs, (ii) $6.8 million, or $0.07 per share, for financing costs including the issuance costs related to Series D bonds issued in April 2024, and (iii) $2.9 million, or $0.03 per share, for income tax payable related to land sales out of a taxable REIT subsidiary in the year ending September 30, 2024.
(3) Advisor disposition fees were $1.3 million or $0.01 per share.

As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties using different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to U.S. generally accepted accounting principles, nor does it represent a liquidation value of our assets and liabilities or the price at which our shares of common stock would trade at on a national securities exchange. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties that are not under contract to sell, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations, the impact of restrictions on the assumption of debt or hedging costs which may be incurred upon the termination of certain of our hedges prior to expiration. The estimated value per share also does not consider characteristics of our working capital, leverage and other financial structures where some buyers may ascribe different values.
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
Real Estate
Independent Valuation Firm
Kroll(1) was selected by our advisor and approved by our conflicts committee to appraise all of our consolidated real estate properties and 110 William Street, but excluding our investments in undeveloped land and the residential home portfolio. Colliers(2) was selected by our advisor and approved by our conflicts committee to appraise our investments in undeveloped land (hereinafter the properties appraised by Kroll and Colliers are the “Appraised Properties”). HouseCanary(3) was selected by our advisor and approved by our conflicts committee to provide a value for our residential home portfolio using its proprietary automated valuation models. HouseCanary’s values were not appraisals and should not be construed as appraisals. Kroll and Colliers are engaged in the business of appraising commercial real estate properties, and HouseCanary is engaged in the business of real estate valuations, data, and analytics and none are affiliated with us or our advisor. The compensation we pay to Kroll, Colliers, and HouseCanary is based on the scope of work and not on the values of our real estate properties. In preparing their valuation reports, Kroll, Colliers, and HouseCanary did not, and were not requested to, inspect or otherwise evaluate the physical conditions of our properties or solicit third-party indications of interest for our properties or common stock in connection with possible purchases thereof or the acquisition of all or any part of us.
_____________________
(1) Kroll is actively engaged in the business of appraising commercial real estate properties similar to those owned by us in connection with public securities offerings, private placements, business combinations and similar transactions. We engaged Kroll to deliver appraisal reports for all of our consolidated investments in real estate properties and 110 William Street, but excluding our investments in undeveloped land and the residential home portfolio, and Kroll received fees upon the delivery of such reports. In addition, we have agreed to indemnify Kroll against certain liabilities arising out of this engagement. In the seven years prior to the date of this filing, Kroll and its affiliates have provided a number of commercial real estate, appraisal and valuation services for us and/or its affiliates and have received fees in connection with such services. Kroll and its affiliates may from time to time in the future perform other commercial real estate, appraisal and valuation services for us and our affiliates in transactions related to the properties that are the subjects of the appraisals, so long as such other services do not adversely affect the independence of the applicable Kroll appraiser as certified in the applicable appraisal reports.
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
For the residential home portfolio valuation, HouseCanary generated an estimated value for each individual home using its proprietary automated valuation models built to leverage machine learning algorithms and an extensive database that may include MLS information, county assessor records, mortgage and other public records, sales history for a subject property and its surrounding neighborhood, real estate market trends, and macro and local economic and housing data. Each individual home was assigned the HouseCanary value, an estimated value generated by HouseCanary’s proprietary automated valuation model, unless the dataset available did not meet specified criteria. In those cases, the individual home was assigned an indexed value, an estimated value calculated by multiplying a property's last third-party valuation by a price change factor from HouseCanary’s Home Price Index. For our residential home portfolio valuation by HouseCanary, 80% of the individual homes were assigned the automated valuation model value and 20% were assigned the indexed value as of September 30, 2024. HouseCanary’s valuations were not appraisals and should not be construed as appraisals and were based on computer models developed by HouseCanary which utilize data believed to be reliable but there can be no guarantee that the data is reliable, accurate, or complete.
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
Real Estate Valuation
As of September 30, 2024, we owned nine office properties, encompassing, in the aggregate, 3.2 million rentable square feet and these properties were 66% occupied. In addition, we owned one residential home portfolio consisting of 2,145 residential homes and one apartment property, containing 317 units, which were 94% and 95% occupied, respectively. We also owned one hotel property with 196 rooms, four investments in undeveloped land with 581 developable acres and one office/retail development property. We consolidated real estate properties had a total estimated value of $1.4 billion as of September 30, 2024. These properties had a total cost basis of $1.3 billion as of September 30, 2024, which is the total of acquisition prices of $1.1 billion, $13.4 million for the acquisition of minority interests in entities, $144.7 million in capital expenditures, leasing commissions and tenant improvements since inception and $10.8 million of acquisition fees and expenses. We consolidated real estate value compared to this cost basis represents an increase of 5.6%.
We obtained appraisals for each of the consolidated real estate properties except for the residential home portfolio which was valued as described above. Our consolidated Appraised Properties had a total appraised value of $946.9 million, and our consolidated residential home portfolio had a total estimated value of $406.4 million.
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
The following table summarizes the key assumptions that were used to value the consolidated Appraised Properties and residential homes:

	Range in Values	Weighted-Average Basis
Consolidated Appraised Properties (Excluding Undeveloped Land and Office/Retail Development Property)
Terminal capitalization rate	5.50% to 9.00%	8.00%
Discount rate	6.75% to 10.32%	9.33%
Net operating income compounded annual (decline) growth rate (1)	(0.70%) to 13.84%	7.34%

Undeveloped Land
Price per acre (2)	$493,000 to $1,016,000	$510,000

Office/Retail Development Property
Price per FAR (Floor area ratio) (3)	$575 to $600	$600

Residential Homes
Price per square foot	$22 to $318	$131
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
(2) The weighted-average price per acre was primarily driven by our investments in undeveloped land with 581 developable acres located in North Las Vegas, Nevada.
(3) Price per FAR is before deducting for the ground lease liability and estimated demolition costs, and the range in values reflects different development scenarios.

While we believe that Kroll’s, Colliers’, and HouseCanary’s assumptions and inputs are reasonable, a change in these assumptions and inputs would significantly impact the estimated values of our real estate properties and, thus, its estimated value per share. As of September 30, 2024, certain of our real estate assets have non-stabilized occupancies. Appraisals may provide a sense of the value of the investment, but any appraisal of the property will be based on numerous estimates, judgments and assumptions that significantly affect the appraised value of the underlying property. An appraisal of a non-stabilized property, in particular, involves a high degree of subjectivity due to high vacancy levels and uncertainties with respect to future market rental rates and timing of lease-up and stabilization. Accordingly, different assumptions may materially change the appraised value of the property. The table below illustrates the impact on the estimated value per share if the terminal capitalization rates or discount rates were adjusted by 25 basis points, and assuming all other factors remain unchanged, with respect to the consolidated Appraised Properties referenced in the table above (excluding undeveloped land and the office/retail development property). Additionally, the table below illustrates the impact on the estimated value per share if the terminal capitalization rates or discount rates for these properties were adjusted by 5% in accordance with the IPA guidance:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Terminal capitalization rates	$0.12	$(0.11)	$0.22	$(0.20)
Discount rates	0.19	(0.12)	0.21	(0.20)
The table below illustrates the impact on the estimated value per share if the price per acre of the investments in undeveloped land was adjusted by 5%:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 5%	Increase of 5%
Price per acre	$(0.13)	$0.13
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
The table below illustrates the impact on the estimated value per share if the price per square foot of the residential home portfolio was adjusted by 5%:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 5%	Increase of 5%
Price per square foot	$(0.20)	$0.20
Investments in Unconsolidated Entities
As of September 30, 2024, we held three investments in unconsolidated entities including: 110 William Street, 353 Sacramento, and Pacific Oak Opportunity Zone Fund I.
110 William Street is an office property containing 928,157 rentable square feet located in New York, New York. We hold a 77.5% preferred equity interest and a 100% common equity interest in a joint venture that owns 110 William Street. The appraised value of 110 William Street as provided by Kroll was $403.6 million. Our advisor used the appraised value provided by Kroll and our advisor’s estimated fair values of other assets and liabilities, to calculate the amount that we would receive in a hypothetical liquidation of the real estate and the other assets and liabilities based on the profit participation thresholds contained in the joint venture agreement. The resulting amount was the fair value assigned to our interests in this unconsolidated joint venture. As of September 30, 2024, the carrying value and estimated fair value of our investment in this unconsolidated joint venture were $60.3 million and $140.6 million, respectively.
Kroll relied on a 10-year discounted cash flow analysis for the final valuation of 110 William Street. The terminal capitalization rate, discount rate and CAGR used in the discounted cash flow model to arrive at the appraised value were 5.50%, 6.50% and 15.12%, respectively.

The table below illustrates the impact on the estimated value per share if the terminal capitalization rates or discount rates were adjusted by 25 basis points, and assuming all other factors remain unchanged, with respect to 110 William Street. Additionally, the table below illustrates the impact on the estimated value per share if the terminal capitalization rates or discount rates for 110 William Street were adjusted by 5% in accordance with the IPA guidance:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Terminal capitalization rates	$0.13	$(0.12)	$0.27	$(0.22)
Discount rates	0.10	(0.10)	0.21	(0.20)
We also hold 124 Class A Units of Pacific Oak Opportunity Zone Fund I, LLC, 47%, and the units were valued by our advisor based on our advisor’s estimated unit value for the fund. As of September 30, 2024, the carrying value and estimated fair value of our investment in this unconsolidated entity were $20.6 million and $35.2 million, respectively, with the latter equal to $0.34 per share. If the per-unit price were adjusted by 5%, it would impact the estimated value per share value by $0.02.
353 Sacramento is an office building containing 284,751 rentable square feet located in San Francisco, California and we hold a 55% interest in a joint venture that owns 353 Sacramento. The estimated fair values of 353 Sacramento and related other assets and liabilities were valued by our advisor and used to calculate the amount that we would receive in a hypothetical liquidation of the real estate and the other assets and liabilities based on the profit participation thresholds contained in the joint venture agreement. The resulting amount was the fair value assigned to our 55% interest in this unconsolidated joint venture. As of September 30, 2024, the carrying value and estimated fair value of our investment in this unconsolidated joint venture were $0 and $1.4 million, respectively. The carrying value is $0 due to us suspending the equity method of accounting for this unconsolidated joint venture.
Real Estate Equity Securities
As of September 30, 2024, we owned an investment in one real estate equity security: 64,165,352 shares of common units of Keppel Pacific Oak US REIT. The fair value of these real estate equity securities was based on quoted prices in an active market on a major stock exchange. The fair value and carrying value of our real estate equity securities was $17.3 million.
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
As of September 30, 2024 the GAAP fair value and carrying value of our notes payable were $557.6 million and $561.1 million, respectively. The weighted-average discount rate applied to the future estimated debt payments, which have a weighted-average remaining term of 1.27 years, was 6.52%. The table below illustrates the impact on our estimated value per share if the discount rates were adjusted by 25 basis points, and assuming all other factors remain unchanged, with respect to our notes payable. Additionally, the table below illustrates the impact on the estimated value per share if the discount rates were adjusted by 5% in accordance with the IPA guidance:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Discount rates	$(0.01)	$0.01	$(0.02)	$0.02
Series Bonds
Our Series Bonds are publicly traded on the Tel Aviv Stock Exchange. The estimated values of our Series B, C and D bonds are based on the quoted bond prices, as a percentage of face value as of September 30, 2024 on the Tel Aviv Stock Exchange of 96.46% for Series B, 105.21% for Series C and 100.91% for Series D, and foreign currency exchange rates as of September 30, 2024. As of September 30, 2024, the fair value and GAAP carrying value of our Series Bonds were $376.1 million and $365.8 million, respectively.
Non-controlling Interests
We have ownership interests in three consolidated entities as of September 30, 2024. As we consolidate these entities, the entire amount of the underlying assets and liabilities are reflected at their fair values in the corresponding line items of the estimated value per share calculation. Given this and the September 30, 2024 appraisal date for the real estate properties, we also must consider the fair value of any non-controlling interest liability as of September 30, 2024. In determining this fair value, we considered the various profit participation thresholds in each of the entities that must be measured in determining the fair value of our non-controlling interest liability. We used the real estate valuations provided by Kroll and calculated the amount that the non-controlling interests would receive in a hypothetical liquidation of the underlying real estate properties (including all current assets and liabilities) at their current estimated values and the payoff of any related debt at its fair value, based on agreements. The estimated payment to the non-controlling interests were then reflected as the non-controlling interest liability in our calculation of its estimated value per share.
Participation Fee Potential Liability Calculation
Our potential incentive fee payable to our advisor is estimated to be $0 in the estimated share value as of December 10, 2024. Our advisor is entitled to receive an incentive fee in an amount equal to the amount by which (A) 15.0% of our net cash flows, whether from continuing operations, net sale proceeds or otherwise, which remain after our stockholders have received, together as a collective group, aggregate distributions (including distributions that may constitute a return of capital for federal income tax purposes) sufficient to provide (i) a return of their net invested capital, or the amount calculated by multiplying the total number of shares purchased by stockholders by the issue price (except that all shares issued to stockholders of POSOR II in connection with the Merger are deemed to have been purchased by such stockholders at the effective time of the Merger and at a price of $10.63 per share), reduced by any amounts to repurchase shares pursuant to our share redemption program, and (ii) a 7.0% per year cumulative, non-compounded return on such net invested capital from our inception, exceeds (B) $33.8 million which equals (i) the estimated share value effective November 12, 2018 and used in the determination of the number of restricted stock units originally issued, times (ii) the number of restricted stock units originally issued, to our former advisor, in connection with its termination on October 31, 2019. Net sales proceeds means the net cash proceeds realized by us after deduction of all expenses incurred in connection with a sale, including disposition fees paid to our advisor. The 7.0% per year cumulative, noncompounded return on net invested capital from our inception is calculated on a daily basis. In making this calculation, the net invested capital is reduced to the extent distributions in excess of a cumulative, noncompounded, annual return of 7.0% are paid (from whatever source), except to the extent such distributions would be required to supplement prior distributions paid in order to achieve a cumulative, noncompounded, annual return of 7.0% (invested capital is only reduced as described in this sentence; it is not reduced simply because a distribution constitutes a return of capital for federal income tax purposes). The 7.0% per year cumulative, noncompounded return is not based on the return provided to any individual stockholder. Accordingly, it is not necessary for each of our stockholders to have received any minimum return in order for our advisor to participate in our net cash flows. In fact, if our advisor is entitled to participate in our net cash flows, the returns of our stockholders will differ, and some may be less than a 7.0% per year cumulative, noncompounded return. This fee is payable only if we are not listed on an exchange. For purposes of determining the estimated value per share, our advisor calculated the potential liability related to this incentive fee based on a hypothetical liquidation of the assets and liabilities at their estimated fair values, after considering the impact of any potential closing costs and fees related to the disposition of real estate properties.
Our potential incentive fee payable to the PORT Advisor as it relates to the operations or assets of PORT is estimated to be $7.0 million in the estimated share value as of December 10, 2024. If a triggering event occurs, the incentive fee due to the PORT Advisor is based on our invested capital, which is measured from our initial investment in PORT in November 2019. If the total return on our invested capital in PORT exceeds a 5% cumulative, non-compounded, annual return on invested capital (the “Legacy Hurdle Amount”), then the incentive fee equals 48% of the following: (i) the amount by which the total return on our invested capital exceeds the Legacy Hurdle Amount (any such excess, the “Legacy Excess Profits”) until the total amount allocated to the PORT Advisor hereunder equals 12.5% of the sum of (x) the Legacy Hurdle Amount and (y) any amount due to the PORT Advisor pursuant to this clause and (ii) to the extent there are remaining Legacy Excess Profits, 12.5% of such remaining Legacy Excess Profits.
Other Assets and Liabilities
The carrying values of a majority of our other assets and liabilities are considered to equal their fair value due to their short maturities or liquid nature. Certain balances, such as straight-line rent receivables, lease intangible assets and liabilities, accrued capital expenditures, deferred financing costs, unamortized lease commissions and unamortized lease incentives, have been eliminated for the purpose of the valuation because the value of those balances was already considered in the valuation of the related asset or liability. Our advisor has also excluded redeemable common stock as temporary equity does not represent a true liability to us and the shares that this amount represents are included in our total outstanding shares of common stock for purposes of calculating the estimated value per share of our common stock.
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
Limitations of Estimated Value Per Share

As mentioned above, we are providing this estimated value per share to assist broker dealers that participated in our initial public offering in meeting their customer account statement reporting obligations. This valuation was performed in accordance with the provisions of and also to comply with IPA valuation guidelines. The estimated value per share set forth above first appeared on the December 31, 2024 customer account statements that were mailed in January 2025. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to GAAP.
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
Further, the estimated value per share as of December 10, 2024 is based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2024. As of September 30, 2024, there were 102,951,395 shares issued and outstanding. The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. Currently, U.S. commercial real estate values are impacted by a lack of transaction volume and general uncertainty in the real estate capital markets, increasing the uncertainty of current valuations. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share does not take into account estimated disposition costs and fees, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt. The estimated value per share does consider any participation or incentive fees that would be due to our advisor based on the aggregate net asset value of ours which would be payable in a hypothetical liquidation of us as of the valuation date in accordance with the terms of our advisory agreement. We currently expect to utilize our advisor and/or an independent valuation firm to update the estimated value per share no later than December 2025 and that such value will be included in a report filed with the Securities and Exchange Commission.
Historical Estimated Values per Share
The historical reported estimated values per share of our common stock approved by our board of directors are set forth below:

Estimated Value per Share	Effective Date of Valuation	Filing with the Securities and Exchange Commission
$8.03	November 30, 2023	Current Report on Form 8-K, filed December 7, 2023
$10.50	December 2, 2022	Current Report on Form 8-K, filed December 8, 2022
$10.68	December 2, 2021	Current Report on Form 8-K, filed December 8, 2021
$9.68	December 4, 2020	Current Report on Form 8-K, filed December 10, 2020
$10.63	December 17, 2019	Current Report on Form 8-K, filed December 19, 2019
$9.91	November 12, 2018	Current Report on Form 8-K, filed November 15, 2018
$11.50	December 7, 2017	Current Report on Form 8-K, filed December 13, 2017
$14.81	December 8, 2016	Current Report on Form 8-K, filed December 15, 2016
$13.44	December 8, 2015	Current Report on Form 8-K, filed December 10, 2015
$12.24	December 9, 2014	Current Report on Form 8-K, filed December 11, 2014
$11.27	March 25, 2014	Current Report on Form 8-K, filed March 27, 2014
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
We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders. There were no distributions declared during the years ended December 31, 2024 and 2023.
Unregistered Sales of Equity Securities
During the year ended December 31, 2024, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.
Share Redemption Program
On July 16, 2024, our board of directors indefinitely suspended our share redemption program, effective July 30, 2024, due to our liquidity position. Our board of directors may reinstate the program, although there is no assurance as to if or when this will happen.
During the year ended December 31, 2024, we fulfilled redemption requests eligible for redemption under our share redemption program and received in good order and funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan and cash on hand. We redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2024	24,373	$8.03	(2)
February 2024	28,416	$8.03	(2)
March 2024	43,052	$8.03	(2)
April 2024	55,492	$8.03	(2)
May 2024	121,273	$8.03	(2)
June 2024	21,074	$8.03	(2)
Total	293,680
_____________________
(1) The redemption price of $8.03 was effective beginning with the January 2024 redemption date.
(2) During the year ended December 31, 2024, we redeemed $1.9 million of common stock under the program, which represented shares in connection with redemption requests made upon a stockholder’s death, “qualifying disability” or “determination of incompetence”.
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

Overview
We were formed on October 8, 2008 as a Maryland corporation, elected to be taxed as a REIT beginning with the taxable year ended December 31, 2010 and intend to operate in such manner. The advisory agreement with our advisor is currently effective through November 1, 2025; however, we or our advisor may terminate the advisory agreement without cause or penalty upon providing 60 days’ written notice.
Our advisor manages our day-to-day operations and our portfolio of investments and has the authority to make all of the decisions regarding our investments, except for our residential home portfolio. Our residential home portfolio, held through PORT is managed by the PORT Advisor. The advisory duties are subject to the limitations in our charter and the direction and oversight of our board of directors. Our advisor also provides asset-management, marketing, investor-relations and other administrative services on our behalf. We have sought to invest in and manage a diverse portfolio of real estate-related loans, opportunistic real estate, real estate-related debt and equity securities, and other real estate-related investments. We conduct our business primarily through our operating partnership, of which we are the sole general partner.
On January 8, 2009, we filed a registration statement on Form S-11 with the SEC to offer a minimum of 250,000 shares and a maximum of 140,000,000 shares of common stock for sale to the public, of which 100,000,000 shares were registered in our primary offering and 40,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on November 14, 2012. We sold 56,584,976 shares of common stock in the primary offering for gross offering proceeds of $561.7 million. On October 5, 2020, Pacific Oak Strategic Opportunity REIT II, Inc. (“POSOR II”) merged with an indirect subsidiary of ours (the “Merger”). At the effective time of the Merger, each issued and outstanding share of POSOR II’s common stock converted into 0.9643 shares of our common stock or 28,973,906 shares. As of March 28, 2023 we indefinitely suspended offering shares of common stock under the dividend reinvestment plan to minimize administrative costs. On July 16, 2024, our board of directors indefinitely suspended our share redemption program, effective July 30, 2024, due to our liquidity position. As of December 31, 2024, we had redeemed 28,932,545 of the shares sold in our offering for $333.4 million and had issued 36,398,447 shares of common stock in connection with special dividends. Additionally, on December 29, 2011 and October 23, 2012, we issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.
As of December 31, 2024, we had bonds outstanding of 1.2 billion Israeli new shekels ($328.0 million as of December 31, 2024), of which 142.0 million Israeli new shekels ($39.0 million as of December 31, 2024) were collateralized by real estate (specified lands in Park Highlands and Richardson). The Series Bonds principal payments ranging from January 2025 to February 2029 with interest rates of 3.93% to 9.50%. During the year ended December 31, 2024, we issued 587.1 million Israeli new shekels ($161.4 million as of December 31, 2024) of Series D bonds to Israeli investors pursuant to a public offering registered with the Israel Securities Authority. During the year ended December 31, 2024, we repaid 700.9 million Israeli new shekels ($192.3 million as of December 31, 2024) of Series B bonds and also repaid 218.0 million Israeli new shekels ($59.8 million as of December 31, 2024) of Series C bonds collateralized by Park Highlands undeveloped land in connection with two real estate dispositions. On January 31, 2025, we made the remaining second principal installment payment of 75.3 million Israeli new shekels ($21.0 million as of January 31, 2025) in connection with the Series B bonds.
As of December 31, 2024, we consolidated nine office complexes, encompassing, in the aggregate, 3.2 million rentable square feet and these properties were 67% occupied. In addition, we owned one residential home portfolio consisting of 2,093 residential homes, and one apartment property containing 317 units, which were 93% and 92% occupied, respectively. We also owned one hotel property with 196 rooms, three investments in undeveloped land with 247 developable acres, and one office/retail development property, and held an interest in three investments in unconsolidated entities and one investment in real estate equity securities.

Market Outlook - Real Estate and Real Estate Finance Markets
Volatility in global financial markets and changing political environments can cause fluctuations in the performance of the U.S. commercial and residential real estate markets. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows from investment properties. Increases in the cost of financing due to higher interest rates may cause difficulty in refinancing debt obligations prior to or at maturity or at terms as favorable as the terms of existing indebtedness. Further, increases in interest rates would increase the amount of our debt payments on our variable-rate debt to the extent the interest rates on such debt are not limited by interest rate caps. Market conditions can change quickly, potentially negatively impacting the value of real estate investments. Management continuously reviews our investment and debt financing strategies to optimize our portfolio and the cost of our debt exposure.

Liquidity and Capital Resources
Our principal demand for funds during the short and long-term is and will be for the acquisition of real estate and real estate-related investments, payment of operating expenses, capital expenditures and general and administrative expenses, and payments under debt obligations. As of December 31, 2024, we have had five primary sources of capital for meeting our cash requirements:
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
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures and corporate general and administrative expenses. Operational cash flow from our real estate investments is primarily dependent upon the occupancy levels of our properties, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of December 31, 2024, our office complexes were collectively 67% occupied, our residential home portfolio was 93% occupied and our apartment property was 92% occupied.
As of December 31, 2024, we had one investment in real estate equity securities outstanding with a total carrying value of $13.2 million.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended December 31, 2024 did not exceed the charter-imposed limitation.

For the year ended December 31, 2024, our cash needs for capital expenditures, additional strategic investment ventures, redemptions of common stock and debt servicing were met with proceeds from dispositions of real estate and real estate-related investments, proceeds from debt financing, and cash on hand. Operating cash needs during the same period were met through cash flow generated by our real estate and real estate-related investments and cash on hand. As of December 31, 2024, we had outstanding debt obligations in the aggregate principal amount of $876.8 million, with a weighted-average remaining term of 1.7 years. As of December 31, 2024, we had $244.5 million of debt obligations scheduled to mature over the period from January 1, 2025 through December 31, 2025. We also have a $106.8 million principal payment on the Series B bonds due on January 31, 2026. On January 31, 2025, we used proceeds to repay the remaining Series B bonds second principal installment payment of 75.3 million Israeli new shekels ($21.0 million as of January 31, 2025). Of the remaining debt obligations that are scheduled to mature over the period from January 1, 2025 through December 31, 2025, certain of our notes payable have extension options if we comply with certain debt covenants that may include one or a combination of the following ratios: debt-to-value, debt yield and debt service coverage. In order to satisfy obligations as they mature, we plan to utilize extension options available in the respective loan agreements, may seek to refinance or issue new debt instruments, may market one or more properties for sale or may negotiate a turnover of one or more secured properties back to the related mortgage lender. In order to utilize extension options, we may be subject to debt covenant requirements that may include one or a combination of the following ratios: debt-to-value, debt yield, minimum equity requirements, and debt service coverage. Based upon these plans, we believe we will have sufficient liquidity to continue as a going concern. There can be no assurance as to the certainty or timing of any of our plans. Timing mismatches between cash inflows from asset sales and financings and outflows due to capital expenditures, interest payments and debt maturities are creating a challenge from a liquidity perspective.
We believe that with these options we have sufficient cash on hand and availability to address our debt maturities and capital needs scheduled to mature over the period January 1, 2025 through December 31, 2025. However, tighter financial conditions, higher interest rates and lower asset values may make it more difficult to refinance our loans or to sell assets on favorable terms. In recent years, we have accessed debt capital through the Israeli capital markets, but that source of debt capital may be limited in the future because of changing geopolitical conditions. Our mortgage loans are primarily non-recourse to us, meaning the lender’s recourse is to take possession of the underlying property. It is possible we may choose not to repay or refinance some of the maturing loans, which would ultimately result in losing possession of the underlying property.
As of December 31, 2024, we have deferred the payment of $12.0 million of asset management fees to our advisor to provide us with an additional source of short-term liquidity. On February 26, 2025, we borrowed $8.0 million from our advisor pursuant to a 90-day bridge loan.
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
Guarantee Agreements
As of December 31, 2024, and as part of the 110 William Joint Venture debt and restructuring agreements, we guaranteed the completion of the construction and the development of the building expenditures and tenant improvements. We also guaranteed all debt servicing costs and timely debt payments by the 110 William Joint Venture. The guaranteed amounts are due upon occurrence of a triggering event, such as default for nonpayment or failure to perform based on the conditions defined in the agreement. As of December 31, 2024, the maximum potential amount of future payments under our guarantees is not estimable as it is dependent on various factors including the 110 William Joint Venture’s future operating performance level, potential completion cost overages, future levels of variable-rate debt and related interest, and the amount of future contributions by us. Due to uncertainties surrounding these factors, we were unable to estimate the maximum amounts payable under the guarantees. As of December 31, 2024, no triggering events had occurred, the likelihood of loss was determined to be remote, and no liability related to the guarantees was recognized.
As of December 31, 2024 and 2023, the 110 William Joint Venture had $248.7 million of variable-rate debt outstanding that was subject to our guarantee. Additionally, the 110 William Joint Venture met funding conditions with an aggregate available borrowing capacity of $56.7 million, subject to our guarantee. As of December 31, 2024, $29.0 million was drawn under the $56.7 million funding facility. The debt was collateralized by the underlying real estate and has an initial maturity date of July 5, 2026, although the maturity date may be extended under certain circumstances. Debt and interest payments were current as of December 31, 2024.
As of December 31, 2024, and as part of guarantee agreements on mortgage loans, we guaranteed the payment of $204.0 million, whereby we would be required to make guaranteed payments in the event that we turned the property over to the lender.
Cash Flows used in Operating Activities

As of December 31, 2024, we consolidated nine office complexes, encompassing, in the aggregate, 3.2 million rentable square feet and these properties were 67% occupied. In addition, we owned one residential home portfolio consisting of 2,093 residential homes, and one apartment property containing 317 units, which were 93% and 92% occupied, respectively. We also owned one hotel property with 196 rooms, three investments in undeveloped land with 247 developable acres, and one office/retail development property, and held an interest in three investments in unconsolidated entities and one investment in real estate equity securities. During the year ended December 31, 2024, net cash used in operating activities was $30.4 million. The increase in net cash used in operating activities during the year ended December 31, 2024, as compared to the year ended December 31, 2023 was primarily due to increases in interest paid, decreases in dividend income and decreases in net operating income for our real estate investments. We expect that our cash flows from operating activities will increase in future periods as a result of leasing additional space that is currently unoccupied and anticipated future acquisitions of real estate and real estate-related investments. However, our cash flows from operating activities may decrease to the extent that we dispose of additional assets.
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
Investments made in or through PORT are excluded from the calculation of the asset management fee we pay to our advisor. In addition to other fees described in the advisory agreement between PORT and the PORT Advisor, PORT pays the PORT Advisor a quarterly asset management fee equal to 0.25% (1.0% annually) on the aggregate value of PORT’s assets, as determined in accordance with valuation guidelines approved by our board of directors, as of the end of each quarter.
Cash Flows from Investing Activities
Net cash provided by investing activities was $156.2 million for the year ended December 31, 2024 and primarily consisted of the following:
•Proceeds from sale of real estate, net of $232.3 million related to the sale of the Lofts at NoHo Commons, 334 acres of Park Highlands undeveloped land, and 89 residential homes;
•Contributions to an unconsolidated entity of $79.5 million as part of the 110 William Joint Venture restructuring agreements and capital commitment;
•Improvements to real estate of $27.5 million;
•Proceeds for development obligations of $16.5 million;
•Proceeds from the sale of real estate equity securities of $16.4 million; and
•Payments on development obligations of $11.5 million.
Cash Flows used in Financing Activities
Net cash used in financing activities was $183.6 million for the year ended December 31, 2024 and consisted primarily of the following:
•Payments on notes and bonds payable of $348.7 million, primarily related to the Series B and C bond redemption payments of $249.9 million, payoff of the Lofts at NoHo Commons Mortgage Loan of $68.5 million and partial principal repayment of the Bank of America Mortgage Loan of $18.4 million; and

•Proceeds from notes and bonds payable of $179.8 million, primarily related to proceeds received from the Series D bonds of $156.8 million and the Eight & Nine Corporate Centre Mortgage Loan of $20.0 million.
In order to execute our investment strategy, we utilize secured debt and we may, to the extent available, utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. There is no limitation on the amount we may borrow for any single investment. Our charter does not limit us from incurring debt until our aggregate borrowings would exceed 300% of our net assets, which approximates aggregate liabilities of 75% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves); however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2024, our borrowings and other liabilities were within the limits stated in our charter.

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of December 31, 2024 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	2025	2026-2027	2028-2029	Thereafter
Outstanding debt obligations (1)	$876,767	$244,464	$524,679	$107,624	$—
Interest payments on outstanding debt obligations (2)	91,829	47,630	37,383	6,816	—
Finance lease obligations (3)	52,956	393	792	792	50,979
Development obligations (4)	12,135	11,367	768	—	—
_____________________
(1) Amounts include principal payments based on the outstanding principal amounts, maturity dates and foreign currency rates in effect at December 31, 2024.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates, foreign currency rates and interest rates in effect at December 31, 2024.
(3) Amounts are related to a leasehold interest expiring on 2114.
(4) Amounts are development obligations related to sold Park Highlands undeveloped land.

Results of Operations
Overview
As of December 31, 2024, we consolidated nine office complexes, encompassing, in the aggregate, 3.2 million rentable square feet and these properties were 67% occupied. In addition, we owned one residential home portfolio consisting of 2,093 residential homes, and one apartment property containing 317 units, which were 93% and 92% occupied, respectively. We also owned one hotel property with 196 rooms, three investments in undeveloped land with 247 developable acres, and one office/retail development property, held an interest in three investments in unconsolidated entities and one investment in real estate equity securities.
Our results of operations for the year ended December 31, 2024 may not be indicative of those in future periods due to acquisition and disposition activities. Additionally, the occupancy in our office complexes has not been stabilized. As of December 31, 2024, our office complexes were collectively 67% occupied, our residential home portfolio was 93% occupied and our apartment property was 92% occupied. However, due to the amount of near-term lease expirations, we do not put significant emphasis on annual changes in occupancy (positive or negative) in the short run. Our underwriting and valuations are generally more sensitive to “terminal values” that may be realized upon the disposition of the assets in the portfolio and less sensitive to ongoing cash flows generated by the portfolio in the years leading up to an eventual sale. There are no guarantees the occupancy of our assets will increase or remain constant, or that we will recognize a gain on the sale of our assets. In general, we expect that our income and expenses related to our portfolio will change in future periods as a result of leasing activity and due to acquisition or disposition activity.

Comparison of the year ended December 31, 2024 versus the year ended December 31, 2023 (dollars in thousands):

	For the Years Ended December 31,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/Dispositions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2024	2023
Rental income	$120,495	$128,068	$(7,573)	(6)%	(6,420)	$(1,153)
Hotel revenues	9,061	9,153	(92)	(1)%	—	(92)
Other operating income	3,969	8,195	(4,226)	(52)%	(765)	(3,461)
Operating, maintenance, and management costs	45,967	45,699	268	1%	(1,812)	2,080
Real estate taxes and insurance	23,410	28,300	(4,890)	(17)%	(4,047)	(843)
Hotel expenses	6,874	6,944	(70)	(1)%	—	(70)
Asset management fees to affiliates	15,551	15,415	136	1%	(597)	733
General and administrative expenses	11,665	10,476	1,189	11%	n/a	n/a
Foreign currency transaction loss (gain), net	3,156	18,712	(15,556)	(83)%	n/a	n/a
Depreciation and amortization	41,069	47,868	(6,799)	(14)%	(2,084)	(4,715)
Interest expense, net	71,892	68,216	3,676	5%	(2,894)	6,570
Impairment charges on real estate and related intangibles	76,090	64,849	11,241	17%	n/a	n/a
Impairment charges on goodwill	—	4,488	(4,488)	(100)%	n/a	n/a
Loss from unconsolidated entities, net	(35,397)	(54,758)	19,361	(35)%	—	19,361
Other income	1,765	2,907	(1,142)	(39)%	n/a	n/a
Loss on real estate equity securities, net	(12,076)	(4,598)	(7,478)	(163)%	(37,163)	29,685
Gain on sale of real estate, net	119,018	82,099	36,919	(45)%	36,919	n/a
Loss on extinguishment of debt	(6,033)	—	(6,033)	100%	n/a	n/a
Income tax provision	(10,000)	(6,576)	(3,424)	52%	(3,424)	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the year ended December 31, 2024 compared to the year ended December 31, 2023 attributable to the real estate and real estate-related investments acquired, repaid or disposed on or after January 1, 2023.
(2) Represents the dollar amount increase (decrease) for the year ended December 31, 2024 compared to the year ended December 31, 2023 with respect to real estate and real estate-related investments owned by us during the entirety of both periods presented.
Rental income decreased to $120.5 million for the year ended December 31, 2024 from $128.1 million for the year ended December 31, 2023, primarily due to the disposition of 89 residential homes and one apartment property, which resulted in a decrease in rental income of $6.4 million. The occupancy rates and income within the residential homes segments remained consistent for the year ended December 31, 2024 and December 31, 2023; however, there was a slight decrease in occupancy rates for the strategic opportunistic properties, primarily as a result of the one apartment property sale. Additionally, the average rental income per square foot for our strategic opportunistic properties remained consistent for the year ended December 31, 2024 and December 31, 2023. We expect rental income to increase in future periods as a result of new lease activity and to the extent we acquire additional properties, but to decrease to the extent we dispose of properties or from naturally expiring leases.
Foreign currency transaction loss, net decreased to $3.2 million for the year ended December 31, 2024, from $18.7 million for the year ended December 31, 2023, primarily due to the outstanding Series Bonds being denominated in Israeli new shekels and more favorable exchange rates during the year ended December 31, 2024. We expect to recognize foreign transaction gains and losses due to changes in the value of the U.S. dollar relative to the Israeli new shekel, which may be offset with foreign currency derivative hedges in future periods, and changes in the levels of foreign currency exposure.
Interest expense, net increased to $71.9 million for the year ended December 31, 2024, from $68.2 million for the year ended December 31, 2023, primarily due to the increase in weighted-average fixed rate of 6.1% as of December 31, 2024, from 4.8% as of December 31, 2023, primarily due to the issuance of Series D bonds of $156.8 million with a fixed interest rate of 9.5% and partially offset by the paydown of Series B and C bonds of $249.9 million. The increase in interest expense, net was partially offset by a slight decrease in the weighted-average variable-rate of 7.5% as of December 31, 2024, from 7.9% as of December 31, 2023, primarily due to the payoff of the Lofts at NoHo Commons Mortgage Loan of $68.5 million and decreases in benchmark rates. Additionally, we anticipate interest expense will remain elevated in 2025 as a result of higher average market interest rates on our variable-rate debt and the challenges of receiving more favorable financing terms. Interest rates on our existing variable-rate debt are expected to gradually decrease in 2025 compared to the levels throughout 2024. Our interest expense in future periods will vary based on interest rates on variable and fixed rate debt, the amount of interest capitalized, level of future borrowings, interest rate derivative instruments, and the impact of refinancing efforts.

Impairment charges on real estate and related intangibles increased to $76.1 million for the year ended December 31, 2024 from $64.8 million for the year ended December 31, 2023. We impaired five strategic opportunistic properties and one hotel during the year ended December 31, 2024 due to declines in market conditions and projected cash flows, changes in sales comparisons, and also based on a quoted price. We impaired three strategic opportunistic properties during the year ended December 31, 2023 due to increases in discount and cap rate assumptions, decreases in projected cash flows and changes in sales comparisons.
Loss from unconsolidated entities of $35.4 million for year ended December 31, 2024 primarily consists of a loss of $33.4 million from the 110 William Joint Venture and no income or loss was recognized related to the 353 Sacramento Joint Venture due to the suspension of the equity method of accounting. The loss from unconsolidated entities, net of $54.8 million for the year ended December 31, 2023 consisted of a loss of $44.0 million for the 353 Sacramento Joint Venture, primarily due to impairment charge on the 353 Sacramento Joint Venture of $14.8 million and increases in our share of interest expense and impairment charges on real estate of $3.5 million and $22.7 million, respectively and loss of $9.1 million for the 110 William Joint Venture. We expect income from the 110 William Joint Venture to vary based on future investing, leasing, profit or loss allocations, borrowing, and disposition activities.
Loss on real estate equity securities, net increased to $12.1 million for the year ended December 31, 2024, from $4.6 million for the year ended December 31, 2023, primarily related to the change in the fair value of our real estate equity securities held and sold during these periods. We expect gains and losses on real estate equity securities to fluctuate in future periods as a result of changes in share prices and level of our investments in real estate equity securities.
Gain on sale of real estate, net increased to $119.0 million for the year ended December 31, 2024 from $82.1 million for the year ended December 31, 2023. We disposed of 334 developable acres of Park Highlands undeveloped land and the Lofts at NoHo Commons, both strategic opportunistic properties and 89 residential homes for a gain on sale of real estate, net of $119.0 million during the year ended December 31, 2024. We disposed of 115 developable acres of Park Highlands undeveloped land, 274 residential homes and Madison Square School for a gain on sale of real estate, net for $82.1 million during the year ended December 31, 2023.
For a discussion of the year ended December 31, 2023 compared to the year ended December 31, 2022, please refer to Item 7 of Part II, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on April 1, 2024 and is incorporated herein by reference.

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

•Foreign currency transaction gain or loss. The U.S. Dollar is our functional currency. Transactions denominated in currency other than our functional currency are recorded upon initial recognition at the exchange rate on the date of the transaction. After initial recognition, monetary assets and liabilities denominated in foreign currency are remeasured at each reporting date into the foreign currency at the exchange rate on that date. In addition, we have entered into foreign currency collars and foreign currency options that results in a foreign currency transaction adjustment. These amounts can increase or reduce net income. We exclude them from MFFO to more appropriately present the ongoing operating performance of our real estate investments on a comparative basis; and
•Gain from consolidation of previously unconsolidated entity. The gain was recognized as part of a consolidation process of a previously unconsolidated entity, where we became the primary beneficiary. We excluded the gain from MFFO to more appropriately present the ongoing operating performance of our real estate investments on a comparative basis.
Adjusted MFFO includes adjustments to reduce MFFO primarily related to: income tax provision, impairment of goodwill, as well as real estate taxes, property insurance, and financing costs which are capitalized with respect to certain of our investments in undeveloped land.
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculations of MFFO and Adjusted MFFO, for the years ended December 31, 2024, 2023 and 2022 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Year Ended December 31,
	2024	2023	2022
Net loss attributable to common stockholders	$(100,837)	$(144,151)	$(43,242)
Depreciation and amortization	41,069	47,868	51,930
Impairment charges on real estate and related intangibles	76,090	64,849	18,493
Gain on sale of real estate, net (1)	(119,036)	(82,099)	(46,513)
Loss on real estate equity securities	12,076	4,598	51,943
Adjustments for noncontrolling interests - consolidated entities (2)	(3,811)	(1,194)	(2,375)
Adjustments for investments in unconsolidated entities (3)	3,999	59,560	(5,460)
FFO attributable to common stockholders	(90,450)	(50,569)	24,776
Straight-line rent and amortization of above- and below-market leases	(1,156)	(767)	(3,590)
Amortization of net premium/discount on bonds and notes payable	3,466	4,354	4,784
Loss (gain) on extinguishment of debt	6,033	—	(2,367)
Unrealized gain on interest rate caps	(223)	(165)	(1,530)
Foreign currency transaction loss (gain), net	3,156	18,712	(29,038)
Gain from consolidation of previously unconsolidated entity	—	—	(18,742)
Adjustments for noncontrolling interests - consolidated entities (2)	19	(14)	(108)
Adjustments for investments in unconsolidated entities (3)	929	(5,322)	3,135
MFFO attributable to common stockholders	(78,226)	(33,771)	(22,680)
Other capitalized operating expenses (4)	(5,562)	(4,611)	(3,128)
Impairment charges on goodwill	—	4,488	8,098
Income tax provision	10,000	6,576	4,924
Adjusted MFFO attributable to common stockholders	$(73,788)	$(27,318)	$(12,786)
_____________________
(1) Reflects an adjustment to eliminate loss or gain on sale of real estate, which includes Park Highlands undeveloped land sales.
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
Real Estate
Impairment of Real Estate and Related Intangibles
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangibles may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangibles may not be recoverable, we assess the recoverability by estimating whether we will recover the carrying value of the real estate and related intangibles through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, we do not believe that we will be able to recover the carrying value of the real estate and related intangibles, we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangibles. Consequently, we recognized impairment charges of $76.1 million during the year ended December 31, 2024 for changes to the fair value of the real estate and related intangibles impairment testing purposes.
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
Impairment of Investment in Unconsolidated Entities
We evaluate quarterly whether the current carrying value of investments accounted for using the equity method has an other-than-temporary impairment (“OTTI”). An OTTI occurs when the estimated fair value of an investment is below the carrying value and the difference is determined to not be recoverable in the near term. First, we consider both qualitative and quantitative evidence of whether there may be indicators of a loss in investment value below carrying value. After considering the weight of available evidence, if it is determined that there is an indication of loss in investment value, we would perform a fair value analysis. If the resulting fair value is less than the carrying value, we would determine if this loss in value is OTTI, and we would recognize any OTTI in the income statement as an impairment. Our exposure to OTTI in these investments is limited to the amount of our equity investment. This evaluation requires significant judgment regarding, but not limited to, the severity and duration of the impairment; the ability and intent to hold the investment until recovery; financial condition, liquidity, specific events, and other factors. During the year ended December 31, 2024, we concluded that the estimated fair value for our investment in unconsolidated entities substantially exceeded their related carrying values and no further impairment was necessary.

Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Series B Bonds Payment
On January 31, 2025, we made the remaining second principal installment payment of 75.3 million Israeli new shekels ($21.0 million as of January 31, 2025) in connection with the Series B bonds. Subsequent to the second installment payment, one installment payment remains and is due on January 31, 2026.
Loan Agreement
On February 26, 2025, we entered into an unsecured loan agreement with our advisor. Under the agreement, our advisor has agreed to lend us the principal amount of $8.0 million.
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
Interest Rate Risk
We are exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity, fund distributions and to fund the refinancing of our real estate investment portfolio and operations. We may also be exposed to the effects of changes in interest rates as a result of the acquisition and origination of mortgage, mezzanine, bridge and other loans. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We may manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level. In addition, we may utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations.
When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments.
Conversely, movements in interest rates on variable-rate debt would change our future earnings and cash flows but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. Based on interest rates as of December 31, 2024, if interest rates were 100 basis points higher or lower during the 12 months ending December 31, 2024, interest expense on our variable-rate debt would increase or decrease by $2.8 million and $3.1 million, respectively.
The table below summarizes the notional amounts and average strike rates derivative instruments and outstanding principal balance and the weighted average interest rates for our notes and bonds payable for each category based on the maturity dates as of December 31, 2024 (dollars in thousands):

	Maturity Date						Total Value
	2025	2026	2027	2028	2029	Thereafter		Fair Value
Liabilities
Notes and Bonds Payable, principal outstanding
Fixed rate - notes payable	$34,967	$156,562	$—	$—	$—	$—	$191,529	$183,562
Average interest rate (1)	4.7%	4.0%	—%	—%	—%	—%	4.3%
Fixed rate - Series Bonds	$20,665	$145,870	$53,812	$53,812	$53,812	$—	$327,971	$329,141
Average interest rate	4.2%	4.2% to 9.0%	9.8%	9.8%	9.8%	—%	4.2% to 9.8%
Variable rate - notes payable	$188,831	$168,436	$—	$—	$—	$—	$357,267	$356,629
Average interest rate (1)	7.4%	7.5%	—%	—%	—%	—%	7.5%
_____________________
(1) Average interest rate is the weighted-average interest rate. Weighted-average interest rate as of December 31, 2024 is calculated as the actual interest rate in effect at December 31, 2024 (consisting of the contractual interest rate and the effect of contractual floor rates, if applicable), using interest rate indices at December 31, 2024, where applicable.
Foreign Currency Exchange Risk
We are also exposed to the effects of foreign currency changes, primarily the Israeli new shekels, with respect to the Series Bonds. Accordingly, changes in exchange rates, and in particular a strengthening of the Israeli new shekels, have in the past, and may in the future, negatively affect parts of our debt, interest, and foreign currency results as expressed in U.S. dollars.
As of December 31, 2024, we held 39.0 million Israeli new shekels ($10.7 million as of December 31, 2024) and 10.9 million Israeli new shekels ($3.0 million as of December 31, 2024) in cash and restricted cash, respectively. In addition, as of December 31, 2024, we had bonds outstanding and the related interest payable in the amounts of 1.2 billion Israeli new shekels ($328.0 million as of December 31, 2024) and 27.5 million Israeli new shekels ($7.6 million as of December 31, 2024), respectively. Foreign currency exchange rate risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates. Based solely on the remeasurement for the year ended December 31, 2024, if foreign currency exchange rates were to increase or decrease by 10%, our net income would increase or decrease by $32.7 million.

We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to remeasuring debt and financial instrument balances. As of December 31, 2024, we have not entered into, but in the future, we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. Foreign currency exchange loss, net of $3.2 million and $18.7 million were recognized during the years ended December 31, 2024 and 2023, respectively. Foreign currency exchange gain, net of $29.0 million was recognized during the year ended December 31, 2022. We may manage foreign currency exchange risk by maintaining a ratio of foreign rate denominated cash and restricted cash such that foreign currency rate exposure is kept at an acceptable level.
Financial Market Risk
We are exposed to financial market risk with respect to our real estate equity securities. Financial market risk is the risk that we will incur economic losses due to adverse changes in our real estate equity security prices. Our exposure to changes in real estate equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a real estate equity security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. In addition, amounts realized in the sale of a particular security may be affected by the relative quantity of the real estate equity security being sold. We do not currently engage in derivative or other hedging transactions to manage our real estate equity security price risk. As of December 31, 2024, we owned real estate equity securities with a book value of $13.2 million. Based solely on the prices of real estate equity securities for the twelve months ended December 31, 2024, if prices were to increase or decrease by 10%, our net income would increase or decrease, respectively, by $1.3 million.
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
Our management, with the participation of our CEO and our CFO, who are our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate ICFR (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). Our management assessed the effectiveness of our ICFR as of December 31, 2024, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework). Based on our assessment under this framework, our management concluded that our ICFR was effective as of December 31, 2024, due to the material weakness remediation described below. A material weakness is a deficiency, or a combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
During the year ended December 31, 2023, our management identified a material weakness in the design and operation of our management review controls and the completeness and accuracy of information used in the execution of those controls, related to the accounting treatment for complex capital structures involving non-pro rata profit or loss allocations for our investments in unconsolidated entities, under generally accepted accounting principles in the United States.
This material weakness did not result in any material misstatements to our consolidated financial statements or any changes to previously filed financial statements.
Remediation of Material Weakness
Our management has concluded that the material weakness described above was fully remediated as of December 31, 2024, due to the implementation and enhancement of specific processes and controls to identify reporting requirements for non-routine complex transactions. These controls were tested and determined to be operating effectively as of December 31, 2024. The remediation efforts are complete and address the previously identified deficiencies and enhance our overall internal control environment.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by our independent registered public accounting firm because we are exempt from this requirement.
Changes in Internal Control Over Financial Reporting
Except for the material weakness and remediation described above, there were no changes in our ICFR during the quarter ended December 31, 2024 that materially affected, or which are reasonably likely to materially affect, our ICFR.

ITEM 9B.    OTHER INFORMATION
(a)    On March 25, 2025, we amended our Code of Conduct and Ethics to adopt insider trading policies and                             procedures governing the purchase, sale and/or other dispositions of our securities by our directors and officers and the managers, officers and employees of our advisor and its affiliates who provide services to us, which policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to us.
(b)    During the quarterly period ended December 31, 2024, none of our directors or officers (as defined in Rule      16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
We will file a definitive Proxy Statement for our 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2025 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Code of Conduct and Ethics
We have adopted a Code of Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer, principal financial officer and principal accounting officer. Our Code of Conduct and Ethics can be found at https://pacificoakcapital.com/capital-markets/offerings/reit and is filed as an exhibit to this Annual Report on Form 10-K.
The other information required by this Item is incorporated by reference to our 2025 Proxy Statement.

ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to our 2025 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference to our 2025 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to our 2025 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference to our 2025 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)    Financial Statement Schedules
See the Index to the Consolidated Financial Statements at page F-1 of this report.
The following financial statement schedule is included herein at pages F-34 through F-36 of this report:
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

4.2	Fifth Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed May 14, 2015

4.3	Description of Capital Stock, incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed March 26, 2020

10.1.1	Advisory Agreement by and between the Company and Pacific Oak Capital Advisors, LLC, effective as of November 1, 2024

10.1.2	First Amendment to Pacific Oak Strategic Opportunity REIT, Inc. Advisory Agreement, by and among the Company and Pacific Oak Capital Advisors, LLC, effective December 19, 2024

10.2.1
Advisory Agreement by and among Pacific Oak Residential Trust, Inc., PORT OP LP, Pacific Oak Residential Advisors, LLC, Pacific Oak Capital Advisors, LLC, Keith D. Hall, and Peter McMillan III, dated September 1, 2024, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 5, 2024

10.2.2
First Amendment to Advisory Agreement by and among Pacific Oak Residential Trust, Inc., PORT OP LP, Pacific Oak Capital Advisors, LLC, and Pacific Oak Residential Advisors, LLC, dated as of December 19, 2024

10.3.1
Second Amended and Restated Management Agreement by and between Pacific Oak Residential Trust, Inc. and DMH Realty, LLC, dated April 2, 2024, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed April 8, 2024

10.3.2	First Amendment to Second Amended and Restated Management Agreement by and between Pacific Oak Residential Trust, Inc. and DMH Realty, LLC, dated December 19, 2024

10.4.1
Restricted Stock Agreement by and among the Company, KBS Capital Advisors LLC, and Pacific Oak Capital Advisors, LLC, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed May 22, 2020

10.4.2
Amendment No. 1 to Restricted Stock Agreement by and among the Company, KBS Capital Advisors LLC, and Pacific Oak Capital Advisors, LLC, dated September 1, 2021, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed November 15, 2021

10.5.1
Purchase and Sale Agreement and Joint Escrow Instructions by and among Pacific Oak SOR Tule Springs Owner TRS, LLC, Pacific Oak SOR Tule Springs Village 2 Parcels Owner, LLC, KB Home Las Vegas Inc., and Tri Pointe Homes Nevada, Inc., dated March 10, 2024, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed May 10, 2024

Ex.	Description
10.5.2
First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions by and among Pacific Oak SOR Tule Springs Owner TRS, LLC, Pacific Oak SOR Tule Springs Village 2 Parcels Owner, LLC, KB Home Las Vegas Inc., and Tri Pointe Homes Nevada, Inc., dated June 17, 2024, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed August 9, 2024

10.5.3
Second Amendment to Purchase and Sale Agreement and Joint Escrow Instructions by and among Pacific Oak SOR Tule Springs Owner TRS, LLC, Pacific Oak SOR Tule Springs Village 2 Parcels Owner, LLC, and KB Home Las Vegas Inc., dated June 21, 2024, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed August 9, 2024

10.5.4
Third Amendment to Purchase and Sale Agreement and Joint Escrow Instructions by and among Pacific Oak SOR Tule Springs Owner TRS, LLC, Pacific Oak SOR Tule Springs Village 2 Parcels Owner, LLC, and KB Home Las Vegas Inc., dated August 16, 2024, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed November 14, 2024

10.5.5
Fourth Amendment to Purchase and Sale Agreement and Joint Escrow Instructions by and among Pacific Oak SOR Tule Springs Owner TRS, LLC, Pacific Oak SOR Tule Springs Village 2 Parcels Owner, LLC, and KB Home Las Vegas Inc., dated September 17, 2024, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed November 14, 2024

10.5.6
Fifth Amendment to Purchase and Sale Agreement and Joint Escrow Instructions by and among Pacific Oak SOR Tule Springs Owner TRS, LLC, Pacific Oak SOR Tule Springs Village 2 Parcels Owner, LLC, and KB Home Las Vegas Inc., dated September 30, 2024, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed November 14, 2024

10.5.7
Sixth Amendment to Purchase and Sale Agreement and Joint Escrow Instructions by and among Pacific Oak SOR Tule Springs Owner TRS, LLC, Pacific Oak SOR Tule Springs Village 2 Parcels Owner, LLC, and KB Home Las Vegas Inc., dated October 14, 2024, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed November 14, 2024

10.5.8
Seventh Amendment to Purchase and Sale Agreement and Joint Escrow Instructions by and among Pacific Oak SOR Tule Springs Owner TRS, LLC, Pacific Oak SOR Tule Springs Village 2 Parcels Owner, LLC, and KB Home Las Vegas Inc., dated October 18, 2024, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed November 14, 2024

10.5.9
Eighth Amendment to Purchase and Sale Agreement and Joint Escrow Instructions by and among Pacific Oak SOR Tule Springs Owner TRS, LLC, Pacific Oak SOR Tule Springs Village 2 Parcels Owner, LLC, and KB Home Las Vegas Inc., dated December 12, 2024

10.6.1
Deed of Trust by and between Pacific Oak SOR (BVI) Holdings Ltd. and Reznik Paz Nevo Trusts Ltd. (Series B), dated February 12, 2020, incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023, filed April 1, 2024

10.6.2
Amendment No. 1 to the Deed of Trust by and between Pacific Oak SOR (BVI) Holdings Ltd. and Reznik Paz Nevo Trusts Ltd. (Series B), dated September 2, 2024, incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed November 14, 2024

10.7	Deed of Trust by and between Pacific Oak SOR (BVI) Holdings Ltd. and Reznik Paz Nevo Trusts Ltd. (Series C), dated July 6, 2023

10.8
Deed of Trust by and between Pacific Oak SOR (BVI) Holdings Ltd. and Reznik Paz Nevo Trusts Ltd. (Series D), dated April 21, 2024, incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed November 14, 2024

10.9
Agreement of Lease between the City of New York Department of Citywide Administrative Services, 1 Center Street, 20th Floor North, New York, New York 10007 & 110 William Property Investors III, LLC c/o Savanna, 430 Park Avenue, 12th Floor, New York, NY 10022, dated June 27, 2023, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed August 14, 2023

10.10
Supplemental Building Loan Agreement between 110 William Property Investors III, LLC, as Borrower, Lenders Signatory Hereto from Time to Time, as Lenders, and Deutsche Pfandbriefbank AG as Administrative Agent and Lender, dated July 5, 2023, Agreement of Lease between the City of New York Department of Citywide Administrative Services, 1 Center Street, 20th Floor North, New York, New York 10007 & 110 William Property Investors III, LLC c/o Savanna, 430 Park Avenue, 12th Floor, New York, NY 10022, dated June 27, 2023, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed August 14, 2023

10.11
Amended and Restated Limited Liability Company Agreement of Pacific Oak SOR SREF III 110 William, LLC (f/k/a KBS SOR SREF III 110 William, LLC), effective as of July 5, 2023, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed August 14, 2023

Ex.	Description
10.12
Amended and Restated Senior Loan Agreement dated as of July 5, 2023, between 110 William Property Investors III, LLC, as Borrower, Lenders Signatory Hereto from Time to Time, as Lenders, and Deutsche Pfandbriefbank AG, as Administrative Agent and Lender, incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 filed August 14, 2023

10.13
Guaranty of Interest and Carry Costs as of July 5, 2023, by Pacific Oak SOR Properties, LLC, incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed August 14, 2023

10.14
Completion Guaranty as of July 5, 2023, by Pacific Oak SOR Properties, LLC, incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed August 14, 2023

10.15
Funding Guaranty as of July 5, 2023, by Pacific Oak SOR Properties, LLC, incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed August 14, 2023

10.16
Guaranty of Recourse Obligations as of July 5, 2023, by Pacific Oak SOR Properties, LLC, incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed August 14, 2023

10.17
Membership Interest Purchase Agreement as of July 5, 2023 by and between Pacific Oak SOR 110 William JV, LLC (f/k/a KBS SOR 110 William JV, LLC), SREF III 110 William JV, LLC, and Pacific Oak SOR SREF III 110 William, LLC (f/k/a KBS SOR SREF III 110 William, LLC), incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2023 for the quarter ended June 30, 2023 filed August 14, 2023

10.18
Amended and Restated Guaranty Agreement as of August 28, 2023, by Pacific Oak SOR Properties, LLC, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed November 14, 2023

10.19
Amended and Restated Loan Agreement by and among 1180 Raymond Urban Renewal, LLC, Pacific Oak SOR Austin Suburban Portfolio, LLC, Pacific Oak SOR II Oakland City Center, LLC, Pacific Oak SOR Marquette Plaza, LLC, as Borrower, Bank of America, N.A., as Administrative Agent, and the Other Financial Institutions Party Hereto, dated August 28, 2023, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 filed November 14, 2023

14.1	Code of Conduct and Ethics

21.1	Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Twelfth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K filed December 4, 2020

99.2	Amendment No. 1 to the Twelfth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed August 6, 2021

99.3	Consent of Colliers International Valuation of Advisory Services, LLC

99.4	Consent of Kroll, LLC

99.5	Consent of HouseCanary, Inc.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

Ex.	Description
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
Pacific Oak Strategic Opportunity REIT, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Pacific Oak Strategic Opportunity REIT, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Real estate impairment
Description of the Matter
The Company’s real estate held for investment and related intangibles totaled $882 million as of December 31, 2024. As more fully described in Note 2 to the consolidated financial statements, the Company monitors events and changes in circumstances that could indicate the carrying value of real estate and related intangibles may not be recoverable. If indicators of potential impairment are present, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangibles through future undiscounted cash flows and eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangibles, an impairment loss is recognized for the difference between the estimated fair value and the carrying value. For the year ended December 31, 2024, the Company recorded $76.1 million of impairment related to its real estate held for investment and related intangibles.

Auditing the Company’s real estate impairment assessment was challenging due to the high degree of subjectivity in evaluating management’s identification of indicators of potential impairment and the resulting estimated fair value when the investment is not deemed recoverable. In particular, the impairment indicators were based on qualitative and quantitative factors for the specific real estate investments. Such factors include, but were not limited to, assessment of management’s intended hold period and disposition strategy, a significant decrease in market price, a significant decline in expected future undiscounted cash flows, and/or current industry and market trends. Management’s fair value measurement is sensitive to significant assumptions such as market comparables, discount rates, capitalization rates, and/or revenue growth rates, all of which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
We performed audit procedures to test management’s identification of events or changes in circumstances that might indicate that the carrying amount of the Company’s real estate and related intangibles may not be recoverable. Such procedures include, among others, obtained evidence to corroborate management’s judgments and searched for contrary evidence such as significant declines in operating results, market and economic trends, disposition strategies, natural disasters, or market effects. To test management’s assessment of fair value of the real estate and related intangibles determined to be impaired, we performed audit procedures that included, among others, testing the significant assumptions discussed above and the underlying data used by the Company in the analysis by comparing the significant assumptions used by management to current industry and economic trends and other relevant factors. As part of our procedures, we involved our valuation specialists to assist in evaluating management’s judgments as compared to market support. We also performed a sensitivity analysis of certain significant assumptions to evaluate the change in the fair value of the real estate and related intangibles resulting from changes in the assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2008.
Irvine, California
March 28, 2025

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2024	2023
Assets
Real estate held for investment, net	$881,991	$970,821
Real estate held for sale, net	2,088	123,933
Real estate equity securities	13,154	41,609
Total real estate and real estate-related investments, net	897,233	1,136,363
Cash and cash equivalents	56,000	99,160
Restricted cash	42,376	56,049
Investments in unconsolidated entities	88,087	45,901
Rents and other receivables, net	22,084	22,500
Prepaid expenses and other assets	19,176	26,292
Assets related to real estate held for sale, net	—	1,878
Total assets	$1,124,956	$1,388,143
Liabilities and equity
Notes and bonds payable related to real estate held for investment, net	$864,251	$949,701
Notes payable related to real estate held for sale, net	1,041	78,982
Notes and bonds payable, net	865,292	1,028,683
Accounts payable and accrued liabilities	31,233	30,409
Due to affiliate	12,660	7,902
Other liabilities	59,968	57,785
Total liabilities	969,153	1,124,779
Commitments, contingencies and guarantees (Note 10)
Equity
Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 102,951,395 and 103,310,648 shares issued and outstanding as of December 31, 2024 and 2023, respectively	1,030	1,033
Additional paid-in capital	898,682	901,049
Cumulative distributions and net loss	(740,770)	(639,933)
Total stockholders’ equity	158,942	262,149
Noncontrolling interests	(3,139)	1,215
Total equity	155,803	263,364
Total liabilities and equity	$1,124,956	$1,388,143
See accompanying notes to consolidated financial statements.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Years Ended December 31,
	2024		2023		2022
Revenues:
Rental income	$120,495		$128,068		$121,859
Hotel revenues	9,061		9,153		30,749
Other operating income	3,969		8,195		9,450
Total revenues	133,525		145,416		162,058
Expenses:
Operating, maintenance, and management	45,967		45,699		44,317
Real estate taxes and insurance	23,410		28,300		21,132
Hotel expenses	6,874		6,944		19,252
Asset management fees to affiliates	15,551		15,415		13,678
General and administrative expenses	11,665		10,476		10,700
Foreign currency transaction loss (gain), net	3,156		18,712		(29,038)
Depreciation and amortization	41,069		47,868		51,930
Interest expense, net	71,892		68,216		48,130
Impairment charges on real estate and related intangibles	76,090		64,849		18,493
Impairment charges on goodwill	—		4,488		8,098
Total expenses	295,674		310,967		206,692
Other income (loss):
Loss from unconsolidated entities, net	(35,397)		(54,758)		(8,019)
Other income	1,765		2,907		228
Loss on real estate equity securities, net	(12,076)		(4,598)		(51,943)
Gain on sale of real estate, net	119,018		82,099		46,513
(Loss) gain on extinguishment of debt	(6,033)		—		2,367
Gain from consolidation of previously unconsolidated entity	—		—		18,742
Total other income, net	67,277		25,650		7,888
Net loss before income taxes	(94,872)		(139,901)		(36,746)
Income tax provision	(10,000)		(6,576)		(4,924)
Net loss	(104,872)		(146,477)		(41,670)
Net loss (income) attributable to noncontrolling interests	4,035		2,326		(530)
Net loss attributable to redeemable noncontrolling interest	—		—		81
Preferred stock dividends	—		—		(1,123)
Net loss attributable to common stockholders	$(100,837)	,	$(144,151)	,	$(43,242)
Net loss per common share, basic and diluted	$(0.98)		$(1.39)		$(0.44)
Weighted-average number of common shares outstanding, basic and diluted	103,083,547		103,642,866		103,522,696
See accompanying notes to consolidated financial statements.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands, except share amounts)

			Additional Paid-in Capital	Cumulative Distributions and Net Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2021	94,141,251	$941	$818,440	$(347,691)	$471,690	$10,369	$482,059
Net (loss) income	—	—	—	(43,242)	(43,242)	530	(42,712)
Stock distribution issued	10,421,149	104	98,999	(99,103)	—	—	—
Adjustment to redemption value of redeemable noncontrolling interest	—	—	—	(3,946)	(3,946)	—	(3,946)
Adjustment to redemption value of noncontrolling cumulative convertible redeemable preferred stock	—	—	—	(1,800)	(1,800)	—	(1,800)
Transfers to redeemable common stock payable, net	—	—	(1,954)	—	(1,954)	—	(1,954)
Redemptions of common stock	(630,317)	(6)	(6,010)	—	(6,016)	—	(6,016)
Acquisition of noncontrolling interest	—	—	—	—	—	1,125	1,125
Noncontrolling interest contributions	—	—	—	—	—	300	300
Noncontrolling interests distributions	—	—	(2,431)	—	(2,431)	(8,232)	(10,663)
Balance, December 31, 2022	103,932,083	$1,039	$907,044	$(495,782)	$412,301	$4,092	$416,393
Net loss	—	—	—	(144,151)	(144,151)	(2,326)	(146,477)
Transfers from redeemable common stock, net	—	—	424	—	424	—	424
Redemptions of common stock	(621,435)	(6)	(6,419)	—	(6,425)	—	(6,425)
Noncontrolling interests distributions	—	—	—	—	—	(1,094)	(1,094)
Noncontrolling interests contributions	—	—	—	—	—	543	543
Balance, December 31, 2023	103,310,648	$1,033	$901,049	$(639,933)	$262,149	$1,215	$263,364
Net loss	—	—	—	(100,837)	(100,837)	(4,035)	(104,872)
Transfers from redeemable common stock payable, net	—	—	2,217	—	2,217	—	2,217
Noncontrolling interest contributions	—	—	—	—	—	584	584
Noncontrolling interest distributions	—	—	(1,705)	—	(1,705)	(903)	(2,608)
Redemptions of common stock	(359,253)	(3)	(2,879)	—	(2,882)	—	(2,882)
Balance, December 31, 2024	102,951,395	$1,030	$898,682	$(740,770)	$158,942	$(3,139)	$155,803
See accompanying notes to consolidated financial statements.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities:
Net loss	$(104,872)	$(146,477)	$(41,670)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Impairment charges on real estate and related intangibles	76,090	64,849	18,493
Loss from unconsolidated entities, net	35,397	54,758	8,019
Depreciation and amortization	41,069	47,868	51,930
Loss on real estate equity securities	12,076	4,598	51,943
Gain on sale of real estate, net	(119,018)	(82,099)	(46,513)
Deferred rent	(859)	(176)	(2,582)
Amortization of deferred financing costs and debt discount and premium, net	9,444	9,572	8,511
Foreign currency transaction loss (gain), net	3,156	18,712	(29,038)
Impairment charges on goodwill	—	4,488	8,098
Gain from consolidation of previously unconsolidated entity	—	—	(18,742)
Loss (gain) on extinguishment of debt	6,033	—	(2,367)
Changes in assets and liabilities:
Rents and other receivables, net	1,169	(830)	1,582
Prepaid expenses and other assets	1,146	(3,436)	(3,599)
Accounts payable and accrued liabilities	663	3,807	(3,159)
Due to affiliate	4,758	4,622	198
Other liabilities	3,391	(4,601)	10,748
Net cash (used in) provided by operating activities	(30,357)	(24,345)	11,852
Cash Flows from Investing Activities:
Improvements to real estate	(27,512)	(24,081)	(31,110)
Proceeds from sales of real estate, net	232,347	116,318	151,178
Purchase of interest rate caps	(1,447)	(1,236)	(556)
Contributions to unconsolidated entities	(79,530)	(31,428)	(23,780)
Distribution of capital from an unconsolidated entity	1,497	1,144	569
Payments on foreign currency derivatives, net	(478)	(30,209)	(984)
Proceeds from the sale of real estate equity securities	16,379	13,946	—
Proceeds for development obligations	16,461	12,005	—
Payments on development obligations	(11,540)	(8,689)	(7,934)
Escrow deposits for pending real estate sales	10,000	—	17,000
Acquisitions of real estate, net of cash acquired	—	—	(6,689)
Cash and restricted cash received upon consolidation of previously unconsolidated entity	—	—	1,834
Advances to affiliate	—	—	(1,200)
Proceeds from advances due from affiliates	—	—	8,239
Net cash provided by investing activities	156,177	47,770	106,567
Cash Flows from Financing Activities:
Proceeds from notes and bonds payable	179,787	98,502	188,106
Principal payments on notes and bonds payable	(348,666)	(111,243)	(192,268)
Payments on deferred financing costs and extinguishment of debt	(9,814)	(5,416)	(4,770)
Redemptions of common stock	(2,882)	(6,425)	(6,007)
Noncontrolling interests contributions	584	543	300
Noncontrolling interests distributions	(2,608)	(1,094)	(9,538)
Payment for redeemable noncontrolling interests	—	—	(6,687)
Distributions paid	—	—	(11,016)
Preferred dividends paid	—	—	(1,123)
Acquisition of noncontrolling interest	—	—	(1,125)
Payments to redeem noncontrolling cumulative convertible redeemable preferred stock	—	—	(16,934)
Net cash used in financing activities	(183,599)	(25,133)	(61,062)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	946	(2,127)	(3,744)
Net (decrease) increase in cash, cash equivalents and restricted cash	(56,833)	(3,835)	53,613
Cash, cash equivalents and restricted cash, beginning of period	155,209	159,044	105,431
Cash, cash equivalents and restricted cash, end of period	$98,376	$155,209	$159,044
See accompanying notes to consolidated financial statements.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

Reconciliation of cash, cash equivalents and restricted cash were as follows:

	Years Ended December 31,
	2024	2023	2022
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$56,000	$99,160	$97,931
Restricted cash	42,376	56,049	61,113
Total cash, cash equivalents and restricted cash	$98,376	$155,209	$159,044

Supplemental cash flow and significant noncash transactions disclosures were as follows:

	Years Ended December 31,
	2024	2023	2022
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $4,519, $3,748 and $2,529 for the years ended December 31, 2024, 2023, and 2022, respectively	$60,399	$58,884	$38,663
Income taxes paid	10,000	11,500	—
Supplemental Disclosure of Significant Noncash Transactions:
Accrued improvements to real estate	1,975	4,108	3,827
Accrued development obligations	12,135	11,213	7,896
Deposit applied to sale of real estate	9,472	7,528	—
Adjustment to redemption value of redeemable noncontrolling interest	—	—	3,946
Assets acquired in the consolidation of PORT II	—	—	137,569
Liabilities assumed in the consolidation of PORT II	—	—	85,096
See accompanying notes to consolidated financial statements.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

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
Subject to certain restrictions and limitations, the business of the Company is externally managed by Pacific Oak Capital Advisors, LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement (the “Advisory Agreement”) which is currently effective through November 1, 2025; however, the Company or the Advisor may terminate the Advisory Agreement without cause or penalty upon providing 60 days’ written notice. The Advisor conducts the Company’s operations and manages its portfolio of real estate and other real estate-related investments, with the exception of the Company’s residential home portfolio. The Company’s residential home portfolio, held through its subsidiary Pacific Oak Residential Trust, Inc. (“PORT”), is managed by an unaffiliated advisor, refer to Note 7 for additional details.
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
The Company sold 56,584,976 shares of common stock in its primary offering for gross offering proceeds of $561.7 million. As of March 28, 2023, the Company indefinitely suspended offering shares of common stock under the dividend reinvestment plan to minimize administrative costs. On July 16, 2024, the Company’s board of directors indefinitely suspended the Company’s share redemption program, effective July 30, 2024, due to the Company’s liquidity position. On October 5, 2020, Pacific Oak Strategic Opportunity REIT II, Inc. ("POSOR II") merged with an indirect subsidiary of the Company (the “Merger”). At the effective time of the Merger, each issued and outstanding share of POSOR II’s common stock converted into 0.9643 shares of the Company’s common stock or 28,973,906 shares. As of December 31, 2024, the Company had redeemed 28,932,545 shares for $333.4 million and had issued 36,398,447 shares of common stock in connection with special dividends.
As of December 31, 2024, the Company consolidated nine office complexes, one residential home portfolio consisting of 2,093 residential homes, one apartment property containing 317 units, one hotel property with 196 rooms, three investments in undeveloped land with 247 developable acres, one office/retail development property, held an interest in three investments in unconsolidated entities and held one investment in real estate equity securities.

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

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024
Liquidity
The Company generally finances its real estate investments using notes payable that are typically structured as non-recourse secured mortgages with original maturities of three to five years, with short term extension options available upon the Company meeting certain debt extension covenants. Additionally, the Company has issued bonds in Israel to finance its real estate investments and has original maturities of three to six years. Each reporting period, management evaluates the Company’s ability to continue as a going concern by evaluating conditions and events, including assessing the liquidity needs to satisfy upcoming debt obligations and the ability to satisfy debt covenant requirements. The Company has $361.0 million of debt obligations coming due within one year following the report issuance date, which includes 388.2 million Israeli new shekels ($106.8 million as of December 31, 2024) of Series B bonds due on January 31, 2026. On January 31, 2025, the Company made the remaining second principal installment payment of 75.3 million Israeli new shekels ($21.0 million as of January 31, 2025) in connection with the Series B bonds.
In order to satisfy obligations as they mature, management will evaluate its options and may seek to utilize extension options (if available) in the respective loan agreements, may make partial loan repayments to meet debt covenant requirements, may seek to refinance certain debt instruments, may sell real estate equity securities to convert to cash to make principal payments, may market one or more properties for sale or may negotiate a turnover of one or more secured properties back to the related mortgage lender and remit payment for any associated loan guarantee. Historically, the Company has successfully issued new debt, refinanced maturing debt instruments or utilized extension options in order to satisfy obligations as they come due and has not negotiated a turnover of a property back to a lender, though the Company may utilize such option if necessary.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions, including fair value estimates for real estate, which affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Reclassifications
Certain amounts in the accompanying consolidated balance sheets have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of the prior period. During the year ended December 31, 2024, the Company sold 89 residential homes and one strategic opportunistic property and, as of December 31, 2024, 16 residential homes met the held for sale criteria. As a result, certain assets and liabilities were reclassified to held for sale in the accompanying consolidated balance sheets for all periods presented. The reclassifications have not changed the results of operations of the prior period.
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
December 31, 2024
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
Hotel Revenues
The Company recognizes hotel revenue when earned. Revenues are recorded net of any sales or occupancy tax collected from the Company’s guests. Additionally, some of the Company’s hotel rooms are booked through independent internet travel intermediaries. If the guest pays the independent internet travel intermediary directly, revenue for the room is booked by the Company at the price the Company sold the room to the independent internet travel intermediary, less any discount or commission paid. If the guest pays the Company directly, revenue for the room is booked by the Company on a gross basis. The Company participates in frequent guest programs sponsored by the brand owners of the Company’s hotel and the Company expenses the charges associated with those programs, as incurred. Hotel operating revenues are disaggregated in Note 3 into room revenue and other revenue.
Room revenue is generated through contracts with customers whereby the customer agrees to pay a daily rate for the right to use a hotel room. The Company’s contract performance obligations are fulfilled at the end of the day that the customer is provided the room and revenue is recognized daily at the contract rate. The Company records contract liabilities in the form of advanced deposits when a customer or group of customers provides a deposit for a future stay at the Company’s hotels. Advanced deposits for room revenue are included in the balance of other liabilities on the consolidated balance sheets and are recognized as revenue at the time of the guest’s stay.
Real Estate Investments
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

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024
Impairment Charges on Real Estate and Related Intangibles
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangibles may not be recoverable or realized. Such indicators of potential impairment may include an assessment of management's intended hold period and disposition strategy, a significant decrease in market price, a significant decline in expected future undiscounted cash flows, current industry and market trends and other factors including bona fide purchase offers received from third parties in making this assessment. When indicators of potential impairment suggest that the carrying value of real estate and related intangibles may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangibles through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangibles, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangibles. The Company recorded an impairment loss of $76.1 million, $64.8 million and $18.5 million on its real estate and related intangibles during the years ended December 31, 2024, 2023, and 2022, respectively. Refer to Note 6 for additional details.
Projecting future cash flows involves estimating expected future operating income and expenses, market comparables, discount rates, capitalization rates and/or market lease and average daily rates, revenue growth rates, and occupancy related to the real estate and its related intangibles as well as market and other trends. Using inappropriate assumptions to estimate cash flows could result in incorrect fair values of the real estate and its related intangibles and could result in the overstatement of the carrying values of the Company’s real estate and related intangibles and an overstatement of its net income.
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
Sale of Real Estate
The Company’s sales of real estate would be considered a sale of a nonfinancial asset. If the Company determines it does not have a controlling financial interest in the entity that holds the asset and the arrangement meets the criteria to be accounted for as a contract, the Company would derecognize the asset and recognize a gain or loss on the sale of the real estate when control of the underlying asset transfers to the buyer. Refer to Note 4 for additional details.
Real Estate Equity Securities
The Company’s investment in real estate equity securities are carried at their estimated fair value based on quoted market prices for the security. Transaction costs that are directly attributable to the acquisition of real estate equity securities are capitalized to its cost basis.
For the year ended December 31, 2024, the Company recognized a realized loss on real estate equity securities of $31.7 million and an unrealized gain on real estate equity securities of $19.6 million. For the year ended December 31, 2023, the Company recognized a realized gain on real estate equity securities of $5.5 million and an unrealized loss on real estate equity securities of $10.1 million. For the year ended December 31, 2022, the Company did not recognize realized gains or losses on real estate equity securities and recognized an unrealized loss on real estate equity securities of $51.9 million.
Investments in Unconsolidated Entities

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024
The Company uses the equity method of accounting for investments in unconsolidated entities that qualify as VIEs where the Company is not the primary beneficiary and other entities that the Company does not control, but has the ability to exercise significant influence over the operating and financial policies of the investee. The Company recognizes its share of the ongoing income or loss from the unconsolidated entities as equity in income or loss from unconsolidated entities in the consolidated statements of operations, unless otherwise suspended.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Cash and cash equivalents were stated at cost, which approximates fair value. There were no restrictions on the use of the Company’s cash and cash equivalents as of December 31, 2024 and 2023.
The Company’s cash and cash equivalents balance exceeded federally insurable limits as of December 31, 2024. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.
Restricted Cash
Restricted cash is comprised of lender impound reserve accounts on the Company’s borrowings for security deposits, property taxes, insurance, debt service obligations, capital improvements and replacements, and escrow deposits for future real estate sales.
Deferred Financing Costs
Deferred financing costs represent commitment fees, loan fees, legal fees and other third-party costs associated with obtaining financing and are presented on the balance sheets as a direct deduction from the carrying value of the associated debt liability. These costs are amortized over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity, unless specific rules are met that would allow for the carryover of such costs to the refinanced debt. Deferred financing costs incurred before an associated debt liability is recognized are included in prepaid and other assets on the balance sheets. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined that the financing will not close.
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
December 31, 2024
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
Related Party Transactions
Pursuant to the Advisory Agreement, the Company is obligated to pay the Advisor specified fees upon the provision of certain services related to the investment of funds in real estate and real estate-related investments, management of the Company’s investments and for other services (including, but not limited to, the disposition of investments). Refer to Note 7 for additional details.
The Company records all related party fees as incurred, subject to any limitations described in the advisory agreement. The Company had not incurred any subordinated participation in net cash flows or subordinated incentive listing fees payable to the Advisor through December 31, 2024.
Foreign Currency Transactions
The U.S. Dollar is the Company’s functional currency. Transactions denominated in currency other than the Company’s functional currency were recorded upon initial recognition at the exchange rate on the date of the transaction. After initial recognition, monetary assets and liabilities denominated in foreign currency were remeasured at each reporting date into the foreign currency at the exchange rate on that date. Exchange rate differences were recognized as foreign currency transaction gain or loss in the accompanying consolidated statements of operations.
Income Taxes
The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to its stockholders (which is computed without regard to the

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024
dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders. The Company conducts certain business activities through taxable REIT subsidiaries (“TRS”). If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially and adversely affect the Company’s net income or loss and net cash available for distribution to stockholders. However, the Company intends to organize and operate in such a manner as to qualify for treatment as a REIT.
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
The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries have been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for all open tax years through December 31, 2024. As of December 31, 2024, returns for the calendar year 2020 through 2023 remain subject to examination by major tax jurisdictions.
The Company’s hotel property is leased to a wholly-owned TRS, which in turn contracts with an independent hotel management company that manages the day-to-day operations of the Company’s hotel.
Segments
The Company operates in three reportable business segments: opportunistic real estate and real estate-related investments, residential homes, and hotel, which is how the Company's management manages the business. In general, the Company intends to hold its investments in opportunistic real estate and other real estate-related assets for capital appreciation. Traditional performance metrics of opportunistic real estate and other real estate-related assets may not be meaningful as these investments are generally non-stabilized and do not provide a consistent stream of interest income or rental revenue. These investments exhibit similar long-term financial performance and have similar economic characteristics. These investments typically involve a higher degree of risk and do not provide a constant stream of ongoing cash flows. As a result, the Company’s management views opportunistic real estate and other real estate-related assets as similar investments and aggregated into one reportable business segment. The Company owns residential homes in 17 markets and are all aggregated into one reportable business segment due to the homes being stabilized, having high occupancy rates and have similar economic characteristics. Additionally, the Company owned one hotel as of December 31, 2024 and is a separate reportable business segment due to the nature of the hotel business with short-term stays.
Per Share Data
The Company applies the two-class method when computing its basic and diluted earnings per share. Net loss is allocated to the unvested restricted stock payable outstanding during each year, as the restricted stock contains non-forfeitable rights to distributions and is therefore considered a participating security. The Company's unvested restricted stock payable have been included in the calculation of basic and diluted earnings per share for the years ended December 31, 2024, 2023 and 2022, as the restriction is not contingent on any conditions except the passage of time. Potential common shares consist of unvested restricted stock, using the more dilutive of either the two-class method or the treasury stock method.
Basic and diluted loss per share of common stock is calculated by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted loss per share of common stock is computed based on the weighted-average number of shares of common stock outstanding during each period, plus potential common shares considered outstanding during the period, as long as the inclusion of such awards is not anti-dilutive.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024
The following table summarizes the computation of basic and diluted net loss per common share for the years ended December 31, 2024, 2023 and 2022 (in thousands, except per share data):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net loss	$(104,872)	$(146,477)	$(41,670)
Net loss (income) attributable to noncontrolling interests	4,035	2,326	(530)
Net loss attributable to redeemable noncontrolling interest	—	—	81
Preferred stock dividends	—	—	(1,123)
Adjustment to redemptions value of noncontrolling cumulative convertible redeemable preferred stock	—	—	(1,800)
Net loss attributable to common stockholders (for net loss per common share, basic and diluted)	$(100,837)	$(144,151)	$(45,042)

Denominator:
Weighted-average number of common shares outstanding, basic and diluted	103,083,547	103,642,866	103,522,696

Net loss per common share, basic and diluted	$(0.98)	$(1.39)	$(0.44)
Square Footage, Occupancy and Other Measures
Any references to square footage, number of homes, acreage, occupancy or annualized base rent are unaudited and outside the scope of the Company’s independent registered public accounting firm’s review of the Company’s consolidated financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.
New Accounting Standards and Accounting Changes
In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses. The ASU will require the Company to provide more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, SG&A, and research and development). The ASU does not change the expense captions an entity presents on the face of the income statement. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the effect of this adoption on the Company’s disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is to be applied retrospectively to all periods presented in the financial statements. The guidance is effective on an annual basis in 2024 and will be effective for interim periods beginning in the first quarter of 2025. The Company’s adoption of ASU 2023-07 in December 2024 had no effect on its financial statements; however, ASU 2023-07’s additional disclosure requirements are included in Note 9.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024
3.     REAL ESTATE HELD FOR INVESTMENT
As of December 31, 2024, the Company consolidated nine office complexes, encompassing, in the aggregate, 3.2 million rentable square feet and these properties were 67% occupied. In addition, the Company owned one residential home portfolio consisting of 2,093 residential homes, and one apartment property containing 317 units, which were 93% and 92% occupied, respectively. The Company also owned one hotel property with 196 rooms, three investments in undeveloped land with 247 developable acres, and one office/retail development property. The following table summarizes the Company’s real estate held for investment as of December 31, 2024 and 2023, respectively (in thousands):

	December 31, 2024	December 31, 2023
Land	$197,644	$228,087
Buildings and improvements	834,848	881,924
Tenant origination and absorption costs	11,394	15,423
Total real estate, cost	1,043,886	1,125,434
Accumulated depreciation and amortization	(161,895)	(154,613)
Total real estate, net	$881,991	$970,821
Operating Leases
Certain of the Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2024, the leases, excluding options to extend apartment leases and residential home leases, which have terms that are generally one year or less, had remaining terms of up to 15.7 years with a weighted-average remaining term of 3.5 years. Some of the leases have provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from tenants in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash and assumed in real estate acquisitions related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $5.9 million as of both December 31, 2024 and 2023.
During the years ended December 31, 2024, 2023 and 2022, the Company recognized deferred rent from tenants of $0.9 million, $0.2 million and $2.6 million, respectively, net of lease incentive amortization. As of December 31, 2024 and 2023, the cumulative deferred rent receivable balance, including unamortized lease incentive receivables, was $19.7 million and $19.1 million, respectively, and is included in rents and other receivables, net in the accompanying consolidated balance sheets. The cumulative deferred rent receivable balance included $2.2 million and $2.5 million of unamortized lease incentives as of December 31, 2024 and 2023, respectively.
As of December 31, 2024, the future minimum rental income from the Company’s office complexes, under non-cancelable operating leases was as follows (in thousands):

2025	$57,846
2026	47,370
2027	39,135
2028	31,510
2029	25,422
Thereafter	46,006
$247,289

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024
Hotel
The following table provides detailed information regarding the Company’s hotel revenues for its hotel properties for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Hotel revenues:
Room	$7,886	$7,981	$23,834
Other	1,175	1,172	6,915
Hotel revenues	$9,061	$9,153	$30,749
Contract Liabilities
The following table summarizes the Company’s contract liabilities, which are comprised of: hotel advanced deposits, deferred proceeds received from the buyers of the Park Highlands undeveloped land sales, and value of Park Highlands undeveloped land that was contributed to a master association, which are included in other liabilities in the accompanying consolidated balance sheets, as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Contract liabilities	$25,700	$23,783
Revenue and other income recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	$9,758	$16,192
Geographic Concentration Risk
As of December 31, 2024, the Company’s real estate investments in California and Georgia represented 11.4% and 11.3%, respectively, of the Company’s total assets. As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California and Georgia real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
Impairment of Real Estate
During the year ended December 31, 2024, the Company recorded impairment charges on real estate in the aggregate of $76.1 million, to write down the carrying value of five strategic opportunistic properties and one hotel to their estimated fair values due to declines in market conditions and projected cash flows, changes in sales comparisons, and also based on a quoted price.
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

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024
Tenant Origination and Absorption Costs
As of December 31, 2024 and 2023, the Company’s tenant origination and absorption costs (included in real estate held for investment, net) were as follows (in thousands):

	Tenant Origination and Absorption Costs
	December 31, 2024	December 31, 2023
Cost	$11,394	$15,423
Accumulated Amortization	(7,587)	(8,392)
Net Amount	$3,807	$7,031
During the years ended December 31, 2024, 2023 and 2022, the Company recognized tenant origination and absorption cost amortization expense of $2.6 million, $5.0 million and $9.9 million, respectively.
The remaining unamortized balance for these outstanding intangible assets and liabilities as of December 31, 2024 will be amortized for the years ending December 31 as follows (in thousands):

Tenant Origination and Absorption Costs
2025	$(1,638)
2026	(751)
2027	(305)
2028	(216)
2029	(205)
Thereafter	(692)
$(3,807)
Weighted-Average Remaining Amortization Period	3.0 years
4.    REAL ESTATE DISPOSITIONS
During the year ended December 31, 2024, the Company disposed of an apartment property, 334 developable acres of undeveloped land and 89 residential homes. During the year ended December 31, 2023, the Company disposed of one school property, 186 developable acres of undeveloped land and 274 residential homes. During the year ended December 31, 2022, the Company disposed of two office buildings, one hotel and 67 developable acres of undeveloped land. The purchasers were not affiliated with the Company nor the Advisor.
In September 2024, the Company sold the Lofts at NoHo Commons, an apartment property from the Company’s strategic opportunistic properties segment, for proceeds of $92.5 million, before closing costs and credits of $6.3 million. The Company repaid $68.5 million of the outstanding principal balance due under the secured mortgage loan.
During the year ended December 31, 2024, the Company sold 334 developable acres of Park Highlands undeveloped land, from the Company’s strategic opportunistic properties segment, for proceeds of $147.8 million, net of closing costs and credits of $20.7 million for future development obligations and before deposits of $9.5 million. The Company recognized a pre-tax gain on sale of real estate, net of $116.6 million related to the disposition. A portion of the Park Highlands undeveloped land was collateral for the Series C bonds and in connection with the sales, the Company repaid 218.0 million Israeli new shekels ($59.8 million as of December 31, 2024) of Series C bonds. Previously, the land was contributed to a TRS, which increased its tax basis. For the year ended December 31, 2024, the land sold resulted in a $10.0 million income tax provision. The income tax provision is based on the U.S. federal statutory rate of 21% applied to the taxable gain realized from the date of contribution of land into the TRS through the date of sale. There were no state taxes related to this disposition.
During the year ended December 31, 2024, the Company sold 89 residential homes, from the Company’s residential homes segment, for proceeds of $13.8 million, net of closing costs and adjustments. The Company recognized a gain on sale of real estate, net of $3.8 million related to the disposition and repaid $6.4 million of the outstanding principal balance due under secured mortgage loans.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024
During the year ended December 31, 2023, the Company sold 274 residential homes, from the Company’s residential homes segment, for proceeds of $37.2 million, net of closing costs and adjustments. The Company recognized a gain on sale of real estate, net of $5.6 million related to the disposition and also repaid $17.6 million of the outstanding principal balance due under secured mortgage loans.
During the year ended December 31, 2023, the Company sold 186 developable acres of Park Highlands undeveloped land, from the Company’s strategic opportunistic properties segment, for proceeds of $81.2 million, net of closing costs and credits of $11.2 million for future development obligations and before deposits of $7.5 million. The Company recognized a pre-tax gain on sale of real estate, net of $73.2 million related to the disposition. Previously, the land was contributed to a TRS, which increased its tax basis. For the year ended December 31, 2023, the land sold resulted in a $6.6 million income tax provision. The income tax provision is based on the U.S. federal statutory rate of 21% applied to the taxable gain realized from the date of contribution of land into the TRS through the date of sale. There were no state taxes related to this disposition.
In May 2023, the Company sold the Madison Square School, from the Company’s strategic opportunistic properties segment, for proceeds of $6.4 million, before closing costs and credits of $0.3 million. The Company recognized a gain on sale of real estate, net of $3.3 million related to the disposition. Subsequent to the sale, the Madison Square office complex had three office buildings remaining.
In November 2022, the Company sold 67 developable acres of Park Highlands undeveloped land, from the Company’s strategic opportunistic properties segment, for $55.0 million, before closing costs and credits. The Company recognized a pre-tax gain on sale of $42.8 million related to the disposition. Previously, the land was contributed to a TRS, which increased its tax basis. The land sale resulted in a $4.9 million income tax provision. The income tax provision is based on the U.S. federal statutory rate of 21% applied to the taxable gain realized from the date of contribution of land into the TRS through the date of sale. There were no state taxes related to this disposition.
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
The following table reconciles the U.S. federal statutory income tax rate to our effective income tax rate for the transaction’s taxable gain:

	Year Ended December 31,
	2024	2023	2022
U.S. federal statutory income tax rate	21%	21%	21%
Net capital loss carryforwards utilized	—%	—%	(3)%
Change in valuation allowance	—%	—%	(1)%
Effective rate	21%	21%	17%

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024
The operations of real estate properties sold and gain or losses on sales are included in continuing operations in the accompanying consolidated statements of operations. The following table summarizes certain revenues and expenses related to these properties for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Years Ended December 31,
	2024	2023	2022
Revenues
Rental income	$7,403	$13,822	$19,186
Hotel revenues	—	—	20,983
Other operating income	287	631	621
Total revenues	$7,690	$14,453	$40,790
Expenses
Operating, maintenance, and management	$1,999	$3,812	$6,017
Real estate taxes and insurance	1,505	5,552	5,270
Hotel expenses	—	—	12,669
Asset management fees to affiliates	945	1,542	1,823
Depreciation and amortization	2,475	4,559	5,607
Interest expense, net	4,196	7,091	8,519
Total expenses	$11,120	$22,556	$39,905

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024
5.     NOTES AND BONDS PAYABLE
As of December 31, 2024 and 2023, the Company’s notes and bonds payable, including notes payable related to real estate held for sale, consisted of the following (dollars in thousands):

	Book Value as of December 31, 2024	Book Value as of December 31, 2023	Contractual Interest Rate as of December 31, 2024 (1)	Interest Rate at December 31, 2024 (1)	Payment Type (2)	Maturity Date (3)
Series B Bonds (4)	$127,486	$321,724	4.18%	4.18%	(4)	01/31/2026
Series C Bonds (4)	39,049	99,461	9.00%	9.00%	(4)	06/30/2026
Series D Bonds (4)	161,436	—	9.75%	9.75%	(4)	02/28/2029
Crown Pointe Mortgage Loan	54,738	54,738	SOFR + 2.30%	6.83%	Interest Only	04/1/2025 (5)
Georgia 400 Center Mortgage Loan (6)	39,662	40,184	SOFR + 2.75%	7.28%	Principal & Interest	03/22/2025 (5)
PORT Mortgage Loan 1	34,967	34,967	4.74%	4.74%	Interest Only	10/01/2025
PORT Mortgage Loan 2	10,523	10,523	4.72%	4.72%	Interest Only	03/01/2026
PORT MetLife Loan 1 (6)	56,368	59,091	3.90%	3.90%	Interest Only	04/10/2026
PORT MetLife Loan 2 (6)	89,671	93,388	3.99%	3.99%	Interest Only	04/10/2026
Lincoln Court Mortgage Loan (6)	31,325	33,310	SOFR + 3.25%	7.78%	Interest Only	08/07/2025 (5)
Madison Square Mortgage Loan (6)	20,722	17,962	SOFR + 3.00%	7.53%	Interest Only	01/07/2025 (5)
Bank of America Mortgage Loan (7)	156,836	175,234	SOFR + 2.75%	7.28%	Principal & Interest	09/01/2026 (5)
Richardson Office Mortgage Loan (8)	12,018	12,209	SOFR +3.50% (8)	8.03%	Principal & Interest	04/30/2025 (5)
Q&C Hotel Mortgage Loan (8)	21,966	24,579	SOFR +3.50% (8)	8.03%	Principal & Interest	04/30/2025 (5)
Eight and Nine Corporate Centre Mortgage Loan	20,000	—	SOFR + 4.90% (9)	9.43%	Interest Only	02/09/2026 (5)
Lofts at NoHo Commons Mortgage Loan	—	68,451	(10)	(10)	(10)	(10)
Total Notes and Bonds Payable principal outstanding	876,767	1,045,821
Deferred financing costs and debt discount and premium, net (11)	(11,475)	(17,138)
Total Notes and Bonds Payable, net	$865,292	$1,028,683
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of December 31, 2024. Effective interest rate was calculated as the actual interest rate in effect as of December 31, 2024 (consisting of the contractual interest rate and contractual floor rates), using Secured Overnight Financing Rate (“SOFR”) as of December 31, 2024, where applicable.
(2) Represents the payment type required under these loans as of December 31, 2024. Certain future monthly payments due under these loans also include amortizing principal payments.
(3) Represents the initial maturity date or the maturity date as extended as of December 31, 2024. For more information of the Company’s contractual obligations under its notes and bonds payable, see five-year maturity table, below.
(4) See “Israeli Bond Financings” below for additional details on the Company’s bonds.
(5) Subject to certain conditions, the maturity dates of certain loans may be extended beyond the date shown. Subsequent to December 31, 2024, the Company extended the Madison Square Mortgage Loan to April 8, 2025. As of the filing date of this Annual Report on Form 10-K, the Company was in refinancing negotiations with the lender for the Georgia 400 Center Mortgage Loan.
(6) The Company’s notes and bonds payable are generally non-recourse. These mortgage loans have guarantees over certain balances whereby the Company would be required to make the remaining payments in the event that the Company turned the property over to the lender. As of December 31, 2024, the guaranteed amount in the aggregate was $204.0 million.
(7) This loan was cross-collateralized by the associated properties: Park Centre, 1180 Raymond, The Marq, and Oakland City Center and the Company made a principal repayment of $10.0 million on this loan on December 1, 2024.
(8) During the year ended December 31, 2024, the Company refinanced these loans and are cross-collateralized by the Richardson Office and Q&C Hotel properties. The effective interest rate is at the higher of one-month SOFR plus 3.50% or 7.50%.
(9) The effective interest rate is at the higher of one-month SOFR plus 4.90% or 8.90%.
(10) In September 2024, in connection with the disposition of the Lofts at NoHo Commons, the Company repaid the $68.5 million outstanding principal balance due under the Lofts at NoHo Commons Mortgage Loan.
(11) Represents the unamortized premium/discount on notes and bonds payable due to the above- and below-market interest rates when the debt was assumed. The discount/premium is amortized over the remaining life of the notes and bonds payable.
During the years ended December 31, 2024, 2023 and 2022, the Company incurred $71.9 million, $68.2 million and $48.1 million of interest expense, net, respectively. Included in interest expense, net for the years ended December 31, 2024, 2023 and 2022, was $9.4 million, $9.6 million and $8.5 million, respectively of amortization of deferred financing costs and debt discount and premium, net.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024
As of December 31, 2024 and 2023, the Company’s interest payable was $11.0 million and $9.0 million, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes and bonds payable outstanding as of December 31, 2024 (in thousands):

2025	$244,464
2026	470,867
2027	53,812
2028	53,812
2029	53,812
$876,767
As of December 31, 2024, the Company had $244.5 million of debt obligations scheduled to mature over the period from January 1, 2025 through December 31, 2025. The Company has extension options with respect to $106.8 million of the debt obligations outstanding that are scheduled to mature over the next 12 months; however, the Company cannot exercise these options if not then in compliance with certain financial covenants in the loans without making a cash payment and there is no assurance that the Company will be able to meet these requirements. All of the Company’s debt obligations are generally non-recourse, subject to certain limited guaranty payments, as outlined in the table above, except for the Series Bonds. The Company plans to utilize available extension options or seek to refinance the notes and bonds payable. The Company may also choose to market the properties for sale or may negotiate a turnover of the secured properties back to the related mortgage lender.
Debt Covenant Compliance
The Company’s notes payable contain various financial debt covenants, including debt-to-value, debt yield, minimum equity requirements, and debt service coverage ratios. As of December 31, 2024, the Company was in compliance with all of these debt covenants with the exception that the Lincoln Court Mortgage Loan was not in compliance with the debt service coverage requirement. As a result of such non-compliance, the Company is required to provide a cash sweep for the Lincoln Court Mortgage Loan, and the remaining loans are at-risk of cash sweeps and/or principal pay downs if in non-compliance.
Israeli Bond Financings
As of December 31, 2024, the Company had bonds outstanding of 1.2 billion Israeli new shekels ($328.0 million as of December 31, 2024) (“Series Bonds”), of which 142.0 million Israeli new shekels ($39.0 million as of December 31, 2024) were collateralized by real estate (specified lands in Park Highlands and Richardson). The Series Bonds principal payments range from January 2025 to February 2029 with interest rates of 3.93% to 9.50%. During the year ended December 31, 2024, the Company issued 587.1 million Israeli new shekels ($161.4 million as of December 31, 2024) of Series D bonds to Israeli investors pursuant to a public offering registered with the Israel Securities Authority. During the year ended December 31, 2024, the Company repaid 700.9 million Israeli new shekels ($192.3 million as of December 31, 2024) of Series B bonds and also repaid 218.0 million Israeli new shekels ($59.8 million as of December 31, 2024) of Series C bonds collateralized by Park Highlands undeveloped land in connection with two real estate dispositions. The deeds of trust that govern the terms of the Series Bonds contain various financial covenants. As of December 31, 2024, the Company was in compliance with all of these financial debt covenants.

6.     FAIR VALUE DISCLOSURES
The following were the face values, carrying amounts and fair values of the Company’s financial liabilities as of December 31, 2024 and 2023, (in thousands):

	December 31, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities (Level 3):
Notes payable	$545,906	$540,191	$620,262	$611,725
Financial liabilities (Level 1):
Series Bonds	$319,386	$329,141	$408,421	$399,044
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

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024
As of December 31, 2024, the Company measured the following assets at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate equity securities	$13,154	$13,154	$—	$—
Nonrecurring Basis:
Impaired real estate (1)	$338,286	$—	$—	$338,286
_____________________
(1) Amount represents the fair value for a real estate asset impacted by impairment charges during the year ended December 31, 2024, as of the date that the fair value measurement was made. The carrying value for the real estate asset may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date.
During the year ended December 31, 2024, five of the Company’s strategic opportunistic properties and one hotel were impaired and written down to their estimated fair values due to declines in market conditions and projected cash flows. Three of the Company’s strategic opportunistic properties and one hotel were measured based on an income approach with the significant unobservable inputs used in evaluating the estimated fair value of the properties, with discount rates between 8.25% to 9.50% and terminal cap rates between 7.25% to 8.00%. One strategic opportunistic property was measured based on a quoted price and another based on a sales comparison approach.
The fair value of the Company's real estate was measured using significant unobservable inputs (Level 3) for the year ended December 31, 2024, which included terminal capitalization rates and discount rates.
As of December 31, 2023, the Company measured the following assets and liabilities at fair value (in thousands):

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

7.     RELATED PARTY TRANSACTIONS
Pacific Oak Capital Advisors, LLC

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024
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
Subject to certain restrictions and limitations, the business of the Company is externally managed by the Advisor pursuant to the Advisory Agreement. The Advisory Agreement is effective through November 1, 2025; however, the Company or the Advisor may terminate the Advisory Agreement without cause or penalty upon providing 60 days’ written notice. The Advisor conducts the Company’s operations and manages its portfolio of real estate and other real estate-related investments, except with respect to the Company’s residential home portfolio.
Acquisition and Origination Fees
The Company records acquisition and origination fees equal to 1.0% of the cost of investments acquired, or the amount funded by the Company to acquire or originate mortgage, mezzanine, bridge or other loans, including any acquisition and origination expenses related to such investments and any debt attributable to such investments.
Asset Management Fee
With respect to investments in loans and any investments other than real estate, the Company records the asset management fee, each month, calculated as one-twelfth of 1.0%, of the lesser of (i) the amount paid or allocated to acquire or fund the loan or other investment, inclusive of acquisition and origination fees and expenses related thereto and the amount of any debt associated with or used to acquire or fund such investment and (ii) the outstanding principal amount of such loan or other investment, plus the acquisition and origination fees and expenses related to the acquisition or funding of such investment, as of the time of calculation.
With respect to investments in real estate, the Company records the monthly asset management fee equal to one-twelfth of 1.0%, of the amount paid or allocated to acquire the investment, including the cost of subsequent capital improvements, inclusive of acquisition fees and expenses related thereto and the amount of any debt associated with or used to acquire such investment.
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
December 31, 2024
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
Pacific Oak Residential Advisors, LLC

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024
Effective September 1, 2022, the Company entered into an advisory agreement (as subsequently amended and renewed, the “PORT Advisory Agreement”) with Pacific Oak Residential Advisors, LLC (“PORT Advisor”), then an affiliate, pursuant to which the PORT Advisor acts as a product specialist with respect to the Company’s residential home portfolio, held through a wholly owned subsidiary. Pursuant to the PORT Advisory Agreement, the Company pays the PORT Advisor: (1) an acquisition fee equal to 1.0% of the cost of each asset which consists of the price paid for the asset plus any amounts funded or budgeted at the time of acquisition for capital expenditures; (2) a quarterly asset management fee equal to 0.25% (1.0% annually) on the aggregate value of the Company’s residential home portfolio assets, as determined in accordance with the Company’s valuation guidelines, as of the end of each quarter; and (3) a disposition fee equal to 1.0% of the contract sales price of the residential homes sold, provided, however, in no event may the disposition fees paid to the PORT Advisor, its affiliates and unaffiliated third parties exceed 6.0% of the contract sales price. In the case of investments made through a joint venture, the acquisition fee will be based on the Company’s proportionate share of the joint venture. On December 19, 2024, the PORT Advisory Agreement was amended and due to a change in ownership, the PORT Advisor was no longer an affiliate of the Company. The amendment extends the agreement term to December 19, 2026, with one-year renewals available upon the agreement of both parties.
DMH Realty, LLC
Effective September 1, 2022, PORT entered into a property management agreement with DMH Realty, LLC (“DMH Realty”), then an affiliate of the Advisor, for the Company’s residential home portfolio (as amended and renewed, the “PORT Property Management Agreement”). Pursuant to the PORT Property Management Agreement, the Company will pay DMH Realty a property management fee equal to the following: (a) 8% of Collected Rental Revenues, as defined below, up to $50.0 million per annum; (b) 7% of Collected Rental Revenues in excess of $50.0 million per annum, but less than or equal to $75.0 million per annum; and (c) 6% of Collected Rental Revenues in excess of $75.0 million per annum, “Collected Rental Revenues” means the amount of rental revenue actually collected for each property per the terms of the lease pertaining to each property (including lease breakage fees) or pursuant to any early termination buyouts, but excluding other income items, fees or revenue collected by DMH Realty, including but not limited to: application fees, insufficient funds fees, late fees, move-in fees, pet fees, and security deposits (except to the extent applied to rent per the terms of the lease pertaining to any property). On December 19, 2024, the PORT Property Management Agreement was amended and due to a change in ownership, DMH Realty was no longer an affiliate of the Company. The amendment extends the agreement term to December 19, 2026, with automatic one-year renewals.
Pacific Oak Capital Markets, LLC
On September 9, 2022, the Company, through PORT, commenced a private offering of up to $500 million of common stock in a primary offering and up to $50 million of common stock under its distribution reinvestment plan (the “Private Offering”). PORT engaged Pacific Oak Capital Markets, LLC (“POCM”), an affiliate of the Advisor, to be the dealer manager for the Private Offering, pursuant to a dealer manager agreement effective as of September 9, 2022, which was subsequently amended and restated as of January 13, 2023 to reflect the creation of a $5.0 million escrow arrangement (the “PORT Dealer Manager Agreement”). Pursuant to the PORT Dealer Manager Agreement, with respect to Class A shares, PORT was to generally pay POCM: (1) selling commissions equal to up to 6.0% of the net asset value (“NAV”) of each share sold in the primary offering, which POCM may reallow in part or in full to participating broker-dealers; (2) a dealer manager fee equal to up to 1.5% of the NAV of each share sold in the primary offering, which POCM could reallow in part or in full to participating broker-dealers; and (3) a placement agent fee equal to up to 1.5% of the NAV of each share sold in the primary offering. With respect to Class T shares, PORT was to generally pay POCM: (1) selling commissions equal to up to 3.0% of the NAV of each share sold in the primary offering, which POCM could reallow in part or in full to participating broker-dealers; (2) a dealer manager fee equal to up to 0.75% of the NAV of each share sold in the primary offering, which POCM could reallow in part or in full to participating broker-dealers; and (3) a placement agent fee equal to up to 0.75% of the NAV of each share sold in the primary offering. PORT would not pay any selling commissions, dealer manager or placement agent fees in connection with the sale of shares under the distribution reinvestment plan. PORT was to incur an organization and offering expense fee equal to 0.5% of the NAV of each share sold in the Private Offering to help fund the reimbursement to the sponsor. The Private Offering and PORT Dealer Manager Agreement were terminated on April 2, 2024 and no fees were incurred related to this arrangement with POCM.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the years ended December 31, 2024, 2023 and 2022, respectively, and any related amounts payable as of December 31, 2024 and 2023 (in thousands):

	Incurred During the Year Ended December 31,			Payable as of December 31,
	2024	2023	2022	2024	2023
Expensed
Asset management fees to affiliate	$15,551	$15,415	$13,678	$12,006	$6,855
Property management fees (1)	2,717	2,883	1,267	—	153
Disposition fees (2)	1,932	1,255	1,294	—	—
Capitalized
Acquisition fees on real estate	—	—	67	—	—
Reimbursable offering costs (3)	—	894	—	654	894
	$20,200	$20,447	$16,306	$12,660	$7,902
_____________________
(1) Property management fees paid to DMH Realty pursuant to the property management agreement between DMH Realty and PORT are recorded as operating, maintenance, and management expenses in the accompanying consolidated statements of operations.
(2) Disposition fees with respect to real estate properties sold are recorded as a component of the gain or loss on sale of real estate in the accompanying consolidated statements of operations.
(3) Reimbursable offering costs to Pacific Oak Capital Advisors related to the terminated PORT private offering.
Pacific Oak Opportunity Zone Fund I
The Advisor is entitled to certain fees in connection with the fund. Pacific Oak Opportunity Zone Fund I will pay an acquisition fee equal to 1.5% of the purchase price of each asset (including any debt incurred or assumed and significant capital improvement costs budgeted as of the date of acquisition) with a purchase price less than or equal to $25.0 million plus 1.0% of the purchase price in excess of $25.0 million; a quarterly asset management fee equal to 0.25% of the total purchase price of all assets (including any debt incurred or assumed and significant capital improvement costs budgeted as of the date of acquisition) as of the end of the applicable quarter; and a financing fee equal to 0.5% of the original principal amount of any indebtedness they incur (reduced by any financing fee previously paid with respect to indebtedness being refinanced). In the case of investments made through joint ventures, the fees above will be determined based on the Company’s proportionate share of the investment. During the year ended December 31, 2024, the Company received a distribution of capital of $1.5 million, and there were no distributions during the years ended December 31, 2023 and 2022.
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
PORT OP LP Share Redemption
On June 24, 2022, the Company’s board of directors authorized and approved the redemption of the 510,816 Special Common Units of PORT OP LP, a consolidated subsidiary of the Company (“PORT OP”), representing 3.20% interest, held by BPT Holdings, LLC (“BPT Holdings”), a subsidiary of the Advisor, for a price of $13.09 per unit. In July 2022, the Company redeemed the Special Common Units of PORT OP for $6.7 million. Following the redemption, the Company owned 100% of PORT OP.
8.     INVESTMENTS IN UNCONSOLIDATED ENTITIES

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024
As of December 31, 2024 and 2023, the Company’s investments in unconsolidated entities were composed of the following (dollars in thousands):

	Number of Properties at December 31, 2024			December 31,
Joint Venture		Location	Ownership %	2024	2023
110 William Joint Venture	1	New York, New York	(1)	$68,467	$22,314
Pacific Oak Opportunity Zone Fund I (2)	4	Various	47.0%	19,620	23,587
353 Sacramento Joint Venture (3)	1	San Francisco, California	55.0%	—	—
				$88,087	$45,901
_____________________
(1) As of December 31, 2024, the Company owned 77.5% of preferred interest and 100% of common interest in the 110 William Joint Venture.
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
Summarized financial information for investments in unconsolidated entities are as follows (in thousands):

	December 31,
	2024	2023
Assets:
Real estate, net	$486,177	$411,028
Total assets	558,371	468,002
Liabilities:
Notes payable, net (1)	446,843	410,563
Total liabilities	484,040	427,794
Total equity	$74,331	$40,208
_____________________
(1) The Company guaranteed all debt servicing costs and timely debt payments by the 110 William Joint Venture. As of December 31, 2024 and 2023, the 110 William Joint Venture had $248.7 million of variable-rate debt outstanding that was subject to the Company’s guarantee. Additionally, the 110 William Joint Venture met funding conditions with an aggregate available borrowing capacity of $56.7 million, subject to the Company’s guarantee. As of December 31, 2024, $29.0 million was drawn under the $56.7 million funding facility. The debt was collateralized by the underlying real estate and has an initial maturity date of July 5, 2026, although the maturity date may be extended under certain circumstances. Debt and interest payments were current as of December 31, 2024. Refer to Note 10 for additional details.

	For the Years Ended December 31,
	2024	2023	2022
Total revenues	$36,029	$42,002	$46,518
Operating loss	(47,523)	(123,045)	(41,923)
Net loss	$(49,503)	$(51,401)	$(41,664)

9.    REPORTING SEGMENTS

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024
The Company recognizes three reporting segments for the years ended December 31, 2024, 2023, and 2022, which consists of strategic opportunistic properties and real estate-related investments (“strategic opportunistic properties”), residential homes, and hotel. The Company's Chief Executive Officer and President, who are also the chief operating decision makers (the “CODM”), measure the property-level operating performance on an unlevered basis, using net operating income, to make decisions about resource allocations. The following tables summarize information for the reporting segments (in thousands):

	As of or for the Year Ended December 31, 2024
	Strategic Opportunistic Properties	Residential Homes	Hotel	Total
Total revenues	$89,264	$35,200	$9,061	$133,525
Less (1):
Operating, maintenance and management	(35,554)	(10,413)	—	(45,967)
Hotel expenses	—	—	(6,874)	(6,874)
Real estate taxes and insurance	(14,042)	(8,646)	(722)	(23,410)
Reportable segment total rental operating expenses	(49,596)	(19,059)	(7,596)	(76,251)
Reportable segment net operating income	39,668	16,141	1,465	57,274
Interest expense	(60,157)	(9,371)	(2,364)	(71,892)
Other segment items (2)	(125,647)	(14,617)	(7,267)	(147,531)
Total expenses	(235,400)	(43,047)	(17,227)	(295,674)
Loss from unconsolidated entities, net				(35,397)
Other income				1,765
Loss on real estate equity securities, net				(12,076)
Gain on sale of real estate, net				119,018
Loss on extinguishment of debt				(6,033)
Total other income, net				67,277
Net loss before income taxes				(94,872)
Income tax provision				(10,000)
Net loss				$(104,872)

Total assets	$800,597	$288,908	$35,451	$1,124,956

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024

	As of or for the Year Ended December 31, 2023
	Strategic Opportunistic Properties	Residential Homes	Hotel	Total
Total revenues	$98,463	$37,800	$9,153	$145,416
Less (1):
Operating, maintenance and management	(35,769)	(9,930)	—	(45,699)
Hotel expenses	—	—	(6,944)	(6,944)
Real estate taxes and insurance	(16,236)	(11,586)	(478)	(28,300)
Reportable segment total rental operating expenses	(52,005)	(21,516)	(7,422)	(80,943)
Reportable segment net operating income	46,458	16,284	1,731	64,473
Interest expense	(55,590)	(10,279)	(2,347)	(68,216)
Other segment items (2)	(144,206)	(16,148)	(1,454)	(161,808)
Total expenses	(251,801)	(47,943)	(11,223)	(310,967)
Loss from unconsolidated entities, net				(54,758)
Other income				2,907
Loss on real estate equity securities, net				(4,598)
Gain on sale of real estate, net				82,099
Total other income, net				25,650
Net loss before income taxes				(139,901)
Income tax provision				(6,576)
Net loss				$(146,477)

Total assets	$1,024,555	$315,957	$47,631	$1,388,143

	Year Ended December 31, 2022
	Strategic Opportunistic Properties	Residential Homes	Hotel	Total
Total revenues	$102,179	$29,130	$30,749	$162,058
Less (1):
Operating, maintenance and management	(35,124)	(9,193)	—	(44,317)
Hotel expenses	—	—	(19,252)	(19,252)
Real estate taxes and insurance	(14,421)	(6,296)	(415)	(21,132)
Reportable segment total rental operating expenses	(49,545)	(15,489)	(19,667)	(84,701)
Reportable segment net operating income	52,634	13,641	11,082	77,357
Interest expense	(38,665)	(7,912)	(1,553)	(48,130)
Other segment items (2)	(51,952)	(11,621)	(10,288)	(73,861)
Total expenses	(140,162)	(35,022)	(31,508)	(206,692)
Loss from unconsolidated entities, net				(8,019)
Other income				228
Loss on real estate equity securities, net				(51,943)
Gain on sale of real estate, net				46,513
Gain on extinguishment of debt				2,367
Gain from consolidation of previously unconsolidated entity				18,742
Total other income, net				7,888
Net loss before income taxes				(36,746)
Income tax provision				(4,924)
Net loss				$(41,670)
_____________________
(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. All corporate related costs are included in the strategic opportunistic properties segment to align with how financial information is presented.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024
(2) Other segment items for each reportable segment include: asset management fees to affiliate, general and administrative expenses, foreign currency transaction loss or gain, net, depreciation and amortization, impairment charges on real estate and related intangibles, and impairment charges on goodwill. Corporate overhead is not allocated between segments; all corporate overhead is included in the strategic opportunistic properties segment.

10.    COMMITMENTS AND CONTINGENCIES
Lease Obligations
As of December 31, 2024 and 2023, the Company’s lease and rights to a leasehold interest with respect to 210 West 31st Street, which was accounted for as a finance lease, are included in the accompanying consolidated balance sheets as follows:

	December 31,
	2024	2023
Right-of-use asset (included in real estate held for investment, net, in thousands)	$6,014	$6,391
Lease obligation (included in other liabilities, in thousands)	9,632	9,537

Remaining lease term	89.0 years	90.0 years
Discount rate	4.8%	4.8%

As of December 31, 2024, the Company had a leasehold interest expiring on 2114. Future minimum lease payments owed by the Company under the finance lease as of December 31, 2024 are as follows (in thousands):

2025	$393
2026	396
2027	396
2028	396
2029	396
Thereafter	50,979
Total expected minimum lease obligations	52,956
Less: Amount representing interest (1)	(43,324)
Present value of net minimum lease payments	$9,632
_____________________
(1) Interest includes the amount necessary to reduce the total expected minimum lease obligations to present value calculated at the Company’s incremental borrowing rate at acquisition.
Guarantee Agreements
As of December 31, 2024, and as part of the 110 William Joint Venture debt and restructuring agreements, the Company guaranteed the completion of the construction and the development of the building expenditures and tenant improvements. The Company also guaranteed all debt servicing costs and timely debt payments by the 110 William Joint Venture. The guaranteed amounts are due upon occurrence of a triggering event, such as default for nonpayment or failure to perform based on the conditions defined in the agreement. As of December 31, 2024, the maximum potential amount of future payments under the Company’s guarantees is not estimable as it is dependent on various factors including the 110 William Joint Venture’s future operating performance level, potential completion cost overages, future levels of variable-rate debt and related interest, and the amount of future contributions by the Company. Due to uncertainties surrounding these factors, the Company was unable to estimate the maximum amounts payable under the guarantees. As of December 31, 2024, no triggering events had occurred, the likelihood of loss was determined to be remote, and no liability related to the guarantees was recognized.
As of December 31, 2024 and as part of the guarantee agreements on mortgage loans, the Company guaranteed the payment of $204.0 million, whereby the Company would be required to make guaranteed payments in the event that the Company turned the property over to the lender.
Economic Dependency
The Company is dependent on the advisors for certain services that are essential to the Company, including the identification, evaluation, negotiation, origination, acquisition and disposition of investments; management of the daily operations of the Company’s investment portfolio; and other general and administrative responsibilities. In the event that the advisors are unable to provide these services, the Company will be required to obtain such services from other sources.
Environmental

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations as of December 31, 2024. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
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
Series B Bonds Payment
On January 31, 2025, the Company made the remaining second principal installment payment of 75.3 million Israeli new shekels ($21.0 million as of January 31, 2025) in connection with the Company’s Series B Bonds. Subsequent to the second installment payment, one installment payment remains and is due on January 31, 2026.
Loan Agreement
On February 26, 2025, the Company entered into an unsecured loan agreement with the Advisor. Under the agreement, the Advisor has agreed to lend the Company the principal amount of $8.0 million.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2024
(dollar amounts in thousands)

					Initial Cost to Company				Gross Amount at which Carried at Close of Period
Property	Property Type	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition (2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired or Foreclosed on
Richardson Office	Office	Richardson, TX	100.0%	(4)	$1,847	$25,745	$27,592	$14,877	$2,034	$40,435	$42,469	$(19,436)	1980/1985	11/23/2011
Madison Square	Office	Phoenix, AZ	90.0%	20,722	9,827	21,545	31,372	4,809	9,827	26,354	36,181	(6,926)	2003/2007/2008	10/05/2020
Park Centre	Office	Austin, TX	100.0%	(5)	3,251	27,941	31,192	7,411	3,251	35,352	38,603	(15,530)	2000	03/28/2013
Crown Pointe	Office	Dunwoody, GA	100.0%	54,738	22,590	62,610	85,200	15,925	22,590	78,535	101,125	(27,489)	1985/1989	02/14/2017
The Marq	Office	Minneapolis, MN	100.0%	(5)	10,387	75,878	86,265	14,188	10,387	90,066	100,453	(24,029)	1972	03/01/2018
Eight & Nine Corporate Centre	Office	Franklin, TN	100.0%	20,000	17,401	58,794	76,195	7,420	17,401	66,214	83,615	(18,345)	2007	06/08/2018
Georgia 400 Center	Office	Alpharetta, GA	100.0%	39,662	11,400	72,000	83,400	(27,792)	8,245	47,363	55,608	(1,811)	2001	05/23/2019
Lincoln Court	Office	Campbell, CA	100.0%	31,325	16,610	43,083	59,693	(19,010)	12,475	28,208	40,683	(310)	1985	10/05/2020
Oakland City Center	Office	Oakland, CA	100.0%	(5)	24,063	180,973	205,036	(114,900)	12,336	77,800	90,136	(1,849)	1985/1990	10/05/2020
1180 Raymond	Apartment	Newark, NJ	100.0%	(5)	8,292	37,651	45,943	5,895	8,292	43,546	51,838	(13,902)	1929	08/20/2013
Q&C Hotel	Hotel	New Orleans, LA	90.0%	(4)	2,669	41,431	44,100	(10,210)	2,243	31,647	33,890	(271)	1913	10/05/2020
Richardson Land I	Undeveloped Land	Richardson, TX	100.0%	(6)	1,997	—	1,997	4,258	6,255	—	6,255	—	N/A	11/23/2011
Richardson Land II	Undeveloped Land	Richardson, TX	100.0%	(6)	3,096	—	3,096	322	3,418	—	3,418	—	N/A	09/04/2014
Park Highlands Land II	Undeveloped Land	North Las Vegas, NV	100.0%	(6)	9,504	—	9,504	13,594	23,098	—	23,098	—	N/A	12/10/2013
210 West 31st Street (7)	Office/Retail	New York, NY	80.0%	—	—	51,358	51,358	(17,858)	—	33,500	33,500	—	(6)	10/05/2020

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2024
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Number of Homes	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition (2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired or Foreclosed on
Residential Homes Portfolio:
Alabama Homes	184	100.0%	(8)	$3,144	$12,331	$15,475	$2,245	$3,263	$14,457	$17,720	$(1,871)	Various	Various
Arkansas Homes	21	100.0%	(8)	447	1,868	2,315	(62)	415	1,838	2,253	(238)	Various	Various
Delaware Homes	3	100.0%	(8)	134	562	696	12	130	578	708	(75)	Various	Various
Georgia Homes	25	100.0%	(8)	386	1,944	2,330	627	544	2,413	2,957	(312)	Various	Various
Iowa Homes	5	100.0%	(8)	75	311	386	66	83	369	452	(48)	Various	Various
Illinois Homes	297	100.0%	(8)	5,296	21,303	26,599	14,515	7,570	33,544	41,114	(4,342)	Various	Various
Indiana Homes	90	100.0%	(8)	1,841	7,684	9,525	386	1,825	8,086	9,911	(1,047)	Various	Various
Michigan Homes	325	100.0%	(8)	15,319	61,313	76,632	765	14,251	63,146	77,397	(8,173)	Various	Various
Mississippi Homes	25	100.0%	(8)	381	1,509	1,890	(124)	325	1,441	1,766	(186)	Various	Various
Missouri Homes	18	100.0%	(8)	293	1,221	1,514	3,248	877	3,885	4,762	(503)	Various	Various
North Carolina Homes	74	100.0%	(8)	1,805	7,550	9,355	872	1,883	8,344	10,227	(1,080)	Various	Various
Ohio Homes	221	100.0%	(8)	5,410	22,011	27,421	(117)	5,027	22,277	27,304	(2,883)	Various	Various
Oklahoma Homes	128	100.0%	(8)	2,564	13,906	16,470	3,227	3,627	16,070	19,697	(2,080)	Various	Various
South Carolina Homes	22	100.0%	(8)	640	2,682	3,322	289	665	2,946	3,611	(381)	Various	Various
Tennessee Homes	298	100.0%	(8)	8,262	34,004	42,266	(11,159)	5,728	25,379	31,107	(3,285)	Various	Various
Texas Homes	340	100.0%	(8)	9,835	38,568	48,403	3,849	9,621	42,631	52,252	(5,518)	Various	Various
Wisconsin Homes	17	100.0%	(8)	390	1,627	2,017	93	388	1,722	2,110	(221)	Various	Various
Total Residential Home Portfolio	2093		191,529	56,222	230,394	286,616	18,732	56,222	249,126	305,348	(32,243)
		Total Properties		$199,156	$929,403	$1,128,559	$(82,339)	$198,074	$848,146	$1,046,220	$(162,141)
____________________
(1) Building and improvements includes tenant origination and absorption costs.
(2) Costs capitalized subsequent to acquisition is net of write-offs of fully depreciated/amortized assets and impairment charges on real estate and related intangibles.
(3) The aggregate cost of real estate for federal income tax purposes was $1.6 billion as of December 31, 2024.
(4) These real estate investments, in aggregate, were under encumbrances of $34.0 million.
(5) These real estate investments, in aggregate, were under encumbrances of $156.8 million.
(6) As of December 31, 2024, specified lands in Park Highlands and Richardson serve as collateral for the Series C bonds.
(7) 210 West 31st Street is a development office/retail property. The Company acquired the rights to a leasehold interest with respect to this property and the leasehold interest expires on January 31, 2114.
(8) The residential home portfolio, in aggregate, was under encumbrances of $191.5 million.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2024
(dollar amounts in thousands)

	2024	2023	2022
Real Estate Properties (1):
Balance at the beginning of the year	$1,262,089	$1,361,154	$1,345,240
Acquisitions	—	—	142,118
Improvements	25,163	24,359	31,407
Write-off of fully depreciated and fully amortized assets	(1,408)	(5,332)	(9,454)
Dispositions	(125,630)	(43,303)	(111,186)
Impairments	(113,994)	(74,789)	(36,971)
Balance at the end of the year	$1,046,220	$1,262,089	$1,361,154

Accumulated depreciation and amortization (1):
Balance at the beginning of the year	$167,335	$141,750	$130,441
Depreciation and amortization expense	37,759	44,258	49,190
Write-off of fully depreciated and fully amortized assets	(1,408)	(5,332)	(10,442)
Dispositions	(3,641)	(3,545)	(6,531)
Impairments	(37,904)	(9,796)	(20,908)
Balance at the end of the year	$162,141	$167,335	$141,750
____________________
(1) Amounts include real estate properties held for sale.

ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on March 28, 2025.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.

By:	/s/ Keith D. Hall
Keith D. Hall
Chief Executive Officer and Director (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ KEITH D. HALL	Chief Executive Officer and Director (principal executive officer)	March 28, 2025
Keith D. Hall
/s/ PETER MCMILLAN III	Chairman of the Board, President and Director	March 28, 2025
Peter McMillan III
/s/ MICHAEL A. BENDER	Chief Financial Officer (principal financial officer)	March 28, 2025
Michael A. Bender
/s/ WILLIAM M. PETAK	Director	March 28, 2025
William M. Petak
/s/ LAURENT DEGRYSE	Director	March 28, 2025
Laurent Degryse
/s/ KENNETH G. YEE	Director	March 28, 2025
Kenneth G. Yee