Form 10-Q
period 2025-03-31
Pacific Oak Strategic Opportunity REIT, Inc.
filed 2025-05-12
CIK 1452936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

 FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of May 9, 2025, there were 102,951,395 outstanding shares of common stock of Pacific Oak Strategic Opportunity REIT, Inc.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
FORM 10-Q
March 31, 2025

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Real estate held for investment, net	$876,170	$881,730
Real estate held for sale, net	780	2,349
Real estate equity securities	13,154	13,154
Total real estate and real estate-related investments, net	890,104	897,233
Cash and cash equivalents	23,035	56,000
Restricted cash	39,268	42,376
Investments in unconsolidated entities	80,477	88,087
Due from affiliate	1,502	—
Rents and other receivables, net	22,718	22,084
Prepaid expenses and other assets	20,197	19,176
Total assets	$1,077,301	$1,124,956
Liabilities and equity
Notes and bonds payable related to real estate held for investment, net	$835,844	$864,121
Notes payable related to real estate held for sale, net	400	1,171
Notes and bonds payable, net	836,244	865,292
Accounts payable and accrued liabilities	24,693	31,233
Due to affiliate	22,636	12,660
Other liabilities	57,847	59,968
Total liabilities	941,420	969,153
Commitments, contingencies and guarantees (Note 9)
Equity
Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 102,951,395 shares issued and outstanding as of March 31, 2025 and December 31, 2024.	1,030	1,030
Additional paid-in capital	898,682	898,682
Cumulative distributions and net loss	(760,569)	(740,770)
Total stockholders’ equity	139,143	158,942
Noncontrolling interests	(3,262)	(3,139)
Total equity	135,881	155,803
Total liabilities and equity	$1,077,301	$1,124,956
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share data)

	Three Months Ended March 31,
	2025	2024
Revenues:
Rental income	$28,245	$31,210
Hotel revenues	2,885	2,804
Other operating income	975	987
Total revenues	32,105	35,001
Expenses:
Operating, maintenance, and management	12,020	10,903
Real estate taxes and insurance	5,481	6,477
Hotel expenses	1,737	1,867
Asset management fees to affiliates	2,657	4,102
General and administrative expenses	2,849	3,252
Foreign currency transaction gain, net	(5,984)	(3,913)
Depreciation and amortization	9,683	10,749
Interest expense, net	16,143	16,773
Impairment charges on real estate and related intangibles	—	39,265
Total expenses	44,586	89,475
Other (loss) income:
Loss from unconsolidated entities	(7,497)	(8,077)
Other income	842	455
Gain on sale of real estate	164	452
Loss on real estate equity securities	—	(15,350)
Total other loss, net	(6,491)	(22,520)
Net loss before income taxes	(18,972)	(76,994)
Income tax provision	(890)	—
Net loss	(19,862)	(76,994)
Net loss attributable to noncontrolling interests	63	521
Net loss attributable to common stockholders	$(19,799)	$(76,473)
Net loss per common share, basic and diluted	$(0.19)	$(0.74)
Weighted-average number of common shares outstanding, basic and diluted	102,951,395	103,283,507
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance, December 31, 2024	102,951,395	$1,030	$898,682	$(740,770)	$158,942	$(3,139)	$155,803
Net loss	—	—	—	(19,799)	(19,799)	(63)	(19,862)
Noncontrolling interest distribution	—	—	—	—	—	(60)	(60)
Balance, March 31, 2025	102,951,395	$1,030	$898,682	$(760,569)	$139,143	$(3,262)	$135,881

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance, December 31, 2023	103,310,648	$1,033	$901,049	$(639,933)	$262,149	$1,215	$263,364
Net loss	—	—	—	(76,473)	(76,473)	(521)	(76,994)
Transfers from redeemable common stock payable	—	—	756	—	756	—	756
Noncontrolling interests’ contributions	—	—	—	—	—	350	350
Redemptions of common stock	(95,841)	(1)	(755)	—	(756)	—	(756)
Balance, March 31, 2024	103,214,807	$1,032	$901,050	$(716,406)	$185,676	$1,044	$186,720
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(19,862)	$(76,994)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment charges on real estate and related intangibles	—	39,265
Loss from unconsolidated entities	7,497	8,077
Depreciation and amortization	9,683	10,749
Loss on real estate equity securities	—	15,350
Gain on sale of real estate	(164)	(452)
Amortization of deferred financing costs and debt discount and premium, net	1,895	2,341
Foreign currency transaction gain, net	(5,984)	(3,913)
Changes in assets and liabilities:
Rents and other receivables, net	(521)	114
Prepaid expenses and other assets	(2,071)	1,286
Accounts payable and accrued liabilities	(6,607)	(3,236)
Due to affiliates	1,976	2,839
Other liabilities	1,305	(2,824)
Net cash used in operating activities	(12,853)	(7,398)
Cash Flows from Investing Activities:
Improvements to real estate	(4,265)	(9,862)
Proceed from sales of real estate, net	1,351	1,498
Funding for development obligations	(1,855)	(2,246)
Advance to affiliate	(1,502)	—
Purchase of interest rate caps	—	(941)
Proceeds from interest rate caps	—	1,478
Contributions to an unconsolidated entity	—	(15,634)
Payments on foreign currency derivatives, net	—	(478)
Proceeds from the sale of real estate equity securities	—	14,309
Net cash used in investing activities	(6,271)	(11,876)
Cash Flows from Financing Activities:
Principal payments on notes and bonds payable	(24,397)	(108,996)
Payments of deferred financing costs	(167)	(1,422)
Noncontrolling interest distribution	(60)	—
Proceeds from loan from affiliate	8,000	—
Proceeds from notes payable	—	21,562
Redemptions of common stock	—	(756)
Noncontrolling interests’ contributions	—	350
Net cash used in financing activities	(16,624)	(89,262)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(325)	1,019
Net decrease in cash, cash equivalents and restricted cash	(36,073)	(107,517)
Cash, cash equivalents and restricted cash, beginning of period	98,376	155,209
Cash, cash equivalents and restricted cash, end of period	$62,303	$47,692
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $376 and $1,062 for the three months ended March 31, 2025 and 2024, respectively	$19,055	$16,095
Supplemental Disclosure of Significant Noncash Transaction:
Accrued improvements to real estate	768	4,736
Accrued development obligations	9,644	8,967
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
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

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2024. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three months ended March 31, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.
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
Liquidity
The Company generally finances its real estate investments using notes payable that are typically structured as non-recourse secured mortgages with original maturities of three to five years, with short term extension options available upon the Company meeting certain debt extension covenants. Additionally, the Company has issued bonds in Israel to finance its real estate investments which have original maturities of three to six years. Each reporting period, management evaluates the Company’s ability to continue as a going concern by evaluating conditions and events, including assessing the liquidity needs to satisfy upcoming debt obligations and the ability to satisfy debt covenant requirements. The Company has $503.6 million of debt obligations coming due within one year following the report issuance date, which includes 388.2 million Israeli new shekels ($104.4 million as of March 31, 2025) of Series B bonds due on January 31, 2026. On January 31, 2025, the Company made the remaining second principal installment payment of 75.3 million Israeli new shekels ($21.0 million as of January 31, 2025) in connection with the Series B bonds.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2025
(unaudited)
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
Reclassifications
Certain amounts in the accompanying consolidated balance sheets have been reclassified to conform to the current period presentation. During the three months ended March 31, 2025, the Company sold 12 residential homes and as of March 31, 2025, six residential homes met the held for sale criteria. As a result, certain assets and liabilities were reclassified to held for sale in the accompanying consolidated balance sheets for all periods presented. The reclassifications have not changed the results of operations of the prior period.
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
Recently Issued Accounting Standards Updates
In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses. The ASU will require the Company to provide more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, selling, general and administrative expenses, and research and development). The ASU does not change the expense captions an entity presents on the face of the income statement. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the effect of this adoption on the Company’s disclosures.

3.REAL ESTATE HELD FOR INVESTMENT

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2025
(unaudited)
As of March 31, 2025, the Company consolidated nine office complexes, encompassing, in the aggregate, 3.2 million rentable square feet and these properties were 66% occupied. In addition, the Company owned one residential home portfolio consisting of 2,083 residential homes, and one apartment property containing 317 units, which were 93% and 91% occupied, respectively. The Company also owned one hotel property with 196 rooms, three investments in undeveloped land with 247 developable acres, and one office/retail development property. The following table summarizes the Company’s real estate held for investment as of March 31, 2025, and December 31, 2024, respectively (in thousands):

	March 31, 2025	December 31, 2024
Land	$198,178	$197,591
Buildings and improvements	837,211	834,610
Tenant origination and absorption costs	11,331	11,394
Real estate, cost	1,046,720	1,043,595
Accumulated depreciation and amortization	(170,550)	(161,865)
Real estate held for investment, net	$876,170	$881,730

Operating Leases
Certain of the Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2025, the leases, excluding options to extend, apartment leases and residential home leases, which have terms that are generally one year or less, had remaining terms of up to 15.3 years with a weighted-average remaining term of 3.4 years. Some of the leases have provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from tenants in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash and assumed in real estate acquisitions related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets totaled $5.8 million and $5.9 million as of March 31, 2025, and December 31, 2024, respectively.
As of March 31, 2025 and December 31, 2024, the cumulative deferred rent receivable balance, including unamortized lease incentive receivables, was $19.5 million and $19.7 million, respectively, and is included in rents and other receivables in the accompanying consolidated balance sheets. The cumulative deferred rent balance included $2.6 million and $2.2 million of unamortized lease incentives as of March 31, 2025 and December 31, 2024, respectively.
As of March 31, 2025, the future minimum rental income from the Company’s office complexes, under non-cancelable operating leases was as follows (in thousands):

April 1, 2025 through December 31, 2025	$43,272
2026	48,678
2027	40,485
2028	32,630
2029	26,291
Thereafter	46,962
$238,318
Geographic Concentration Risk

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2025
(unaudited)
As of March 31, 2025, the Company’s real estate investments in California and Georgia represented 11.8% and 11.7%, respectively, of the Company’s total assets. As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California and Georgia real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
Hotel Property
The following table provides detailed information regarding the Company’s hotel revenues for its hotel property during the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Hotel revenues:
Room	$2,584	$2,465
Other	301	339
Hotel revenues	$2,885	$2,804
Contract Liabilities
The Company’s contract liabilities are comprised of: hotel advanced deposits, deferred proceeds received from the buyers of the Park Highlands land sales, and value of Park Highlands land that was contributed to a master association. As of March 31, 2025 and December 31, 2024, contract liabilities were $24.3 million and $25.7 million, respectively, which are included in other liabilities on the accompanying consolidated balance sheets.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2025
(unaudited)
4.NOTES AND BONDS PAYABLE
As of March 31, 2025 and December 31, 2024, the Company’s notes and bonds payable consisted of the following (dollars in thousands):

	Book Value as of March 31, 2025	Book Value as of December 31, 2024	Contractual Interest Rate as of March 31, 2025 (1)	Effective Interest Rate at March 31, 2025 (1)	Payment Type (2)	Maturity Date (3)
Series B Bonds (4)	$104,421	$127,486	4.43%	4.43%	(4)	01/31/2026
Series C Bonds (4)	38,193	39,049	9.00%	9.00%	(4)	06/30/2026
Series D Bonds (4)	157,898	161,436	10.50%	10.50%	(4)	02/28/2029
Crown Pointe Mortgage Loan	54,738	54,738	SOFR + 2.30%	6.71%	Interest Only	04/1/2025 (5)
Georgia 400 Center Mortgage Loan (6)	39,514	39,662	SOFR + 2.75%	7.16%	Principal & Interest	03/22/2025 (5)
PORT Mortgage Loan 1	31,792	31,792	4.74%	4.74%	Interest Only	10/01/2025
PORT Mortgage Loan 2	10,523	10,523	4.72%	4.72%	Interest Only	03/01/2026
PORT MetLife Loan 1 (6)	55,218	55,939	3.90%	3.90%	Interest Only	04/10/2026
PORT MetLife Loan 2 (6)	93,049	93,275	3.99%	3.99%	Interest Only	04/10/2026
Lincoln Court Mortgage Loan (6)	31,325	31,325	SOFR + 3.25%	7.66%	Interest Only	08/07/2025 (5)
Madison Square Mortgage Loan (6)	20,722	20,722	SOFR + 3.00%	7.41%	Interest Only	04/08/2025 (5)
Bank of America Mortgage Loan (7)	154,736	156,836	SOFR + 2.75%	7.16%	Principal & Interest	09/01/2026 (5)
Richardson Office Mortgage Loan (8)	11,958	12,018	SOFR +3.50% (8)	7.91%	Principal & Interest	04/30/2025 (5)
Q&C Hotel Mortgage Loan (8)	21,904	21,966	SOFR +3.50% (8)	7.91%	Principal & Interest	04/30/2025 (5)
Eight and Nine Corporate Centre Mortgage Loan (9)	20,000	20,000	SOFR + 4.90% (9)	9.31%	Interest Only	02/09/2026 (5)
Total Notes and Bonds Payable principal outstanding	845,991	876,767
Deferred financing costs and debt discount and premium, net (10)	(9,747)	(11,475)
Total Notes and Bonds Payable, net	$836,244	$865,292
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of March 31, 2025. Effective interest rate was calculated as the actual interest rate in effect as of March 31, 2025 (consisting of the contractual interest rate and contractual floor rates), using Secured Overnight Financing Rate (“SOFR”) as of March 31, 2025, where applicable.
(2) Represents the payment type required under these loans as of March 31, 2025. Certain future monthly payments due under these loans also include amortizing principal payments.
(3) Represents the initial maturity date or the maturity date as extended as of March 31, 2025. For more information of the Company’s contractual obligations under its notes and bonds payable, see five-year maturity table, below.
(4) See “Israeli Bond Financings” below for additional details on the Company’s bonds.
(5) Subject to certain conditions, the maturity dates of certain loans may be extended beyond the date shown. Subsequent to March 31, 2025, the Company entered into a forbearance agreement with the lender for the Crown Pointe Mortgage Loan, refer to Note 10 for additional details. Additionally, as of the filing date of this Quarterly Report on Form 10-Q, the Company was in technical default for the Madison Square, Q&C Hotel, Georgia 400 Center, and Richardson Office Mortgage Loans.
(6) The Company’s notes and bonds payable are generally non-recourse. These mortgage loans have guarantees over certain balances whereby the Company would be required to make the remaining payments in the event that the Company turned the property over to the lender.
(7) This loan was cross-collateralized by the associated properties: Park Centre, 1180 Raymond, The Marq, and Oakland City Center.
(8) These loans are cross-collateralized by the Richardson Office and Q&C Hotel properties. The effective interest rate is at the higher of one-month SOFR plus 3.50% or 7.50%.
(9) The effective interest rate is at the higher of one-month SOFR plus 4.90% or 8.90%. On March 28, 2025, the loan was amended to increase the maximum borrowing capacity to $23.5 million, subject to certain conditions.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2025
(unaudited)
During the three months ended March 31, 2025 and 2024, the Company incurred $16.1 million and $16.8 million, respectively, of interest expense. Included in interest expense during the three months ended March 31, 2025 and 2024 was $1.9 million and $2.3 million, respectively of amortization of deferred financing costs and debt discount and premium, net.
As of March 31, 2025 and December 31, 2024, the Company’s interest payable was $6.2 million and $11.0 million, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes and bonds payable outstanding as of March 31, 2025 (in thousands):

April 1, 2025 through December 31, 2025	$218,259
2026	469,833
2027	52,633
2028	52,633
2029	52,633
$845,991
As of March 31, 2025, the Company had $355.3 million of debt obligations scheduled to mature over the period from April 1, 2025 through March 31, 2026. The Company has extension options with respect to $126.8 million of the debt obligations outstanding that are scheduled to mature over the next 12 months; however, the Company cannot exercise these options if not then in compliance with certain financial covenants in the loans without making a cash payment and there is no assurance that the Company will be able to meet these requirements. All of the Company’s debt obligations are generally non-recourse, subject to certain limited guaranty payments, as outlined in the table above, except for the Series Bonds. The Company plans to utilize available extension options or seek to refinance the notes and bonds payable. The Company may also choose to market the properties for sale or may negotiate a turnover of the secured properties back to the related mortgage lender.
Debt Covenant Compliance
The Company’s notes payable contain various financial debt covenants, including debt-to-value, debt yield, minimum equity requirements, and debt service coverage ratios. As of March 31, 2025, the Company was in compliance with all of these debt covenants with the exception that the Lincoln Court Mortgage Loan was not in compliance with the debt service coverage requirement. As a result of such non-compliance, the Company is required to provide a cash sweep for the Lincoln Court Mortgage Loan, and the remaining loans are at-risk of cash sweeps and/or principal pay downs if in non-compliance.
Israeli Bond Financings
As of March 31, 2025, the Company had bonds outstanding of 1.1 billion Israeli new shekels ($300.5 million as of March 31, 2025) (“Series Bonds”), of which 142.0 million Israeli new shekels ($38.2 million as of March 31, 2025) were collateralized by real estate (specified lands in Park Highlands and Richardson). On January 31, 2025, the Company made the remaining second principal installment payment of 75.3 million Israeli new shekels ($21.0 million as of January 31, 2025) in connection with the Company’s Series B bonds. The Series Bonds principal payments are due on dates ranging from January 2026 to February 2029 with interest rates of 4.43% to 10.50%. The deeds of trust that govern the terms of the Series Bonds contain various financial covenants. As of March 31, 2025, the Company was in compliance with all of these financial debt covenants.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2025
(unaudited)
5.FAIR VALUE DISCLOSURES
The following were the carrying amounts and fair values of the Company’s financial instruments as of March 31, 2025 and December 31, 2024, which carrying amounts do not approximate the fair values (in thousands):

	March 31, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities (Level 3):
Notes payable	$543,340	$538,889	$545,906	$540,191
Financial liabilities (Level 1):
Series Bonds	$292,904	$269,045	$319,386	$329,141

Disclosure of the fair value of financial instruments is based on pertinent information available to the Company as of the period end and requires a significant amount of judgment. This has made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different.
As of March 31, 2025, the Company measured the following assets at fair value (in thousands):

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
_____________________
(1) Amount represents the fair value for a real estate asset impacted by impairment charges during the year ended December 31, 2024, as of the date that the fair value measurement was made. During the year ended December 31, 2024, five of the Company’s strategic opportunistic properties and one hotel were impaired and written down to their estimated fair values due to declines in market conditions and projected cash flows. Three of the Company’s strategic opportunistic properties and one hotel were measured based on an income approach with the significant unobservable inputs used in evaluating the estimated fair value of the properties, with discount rates between 8.25% to 9.50% and terminal cap rates between 7.25% to 8.00%. One strategic opportunistic property was measured based on a quoted price and another based on a sales comparison approach.The carrying value for the real estate asset may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date.

6.RELATED PARTY TRANSACTIONS
The Company has entered into agreements with certain affiliates pursuant to which they provide services to the Company. Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2025 and 2024, respectively, and any related amounts payable as of March 31, 2025 and

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2025
(unaudited)
December 31, 2024 (in thousands):

	Incurred during the three months ended March 31,		Payable as of
	2025	2024	March 31, 2025	December 31, 2024
Asset management fees	$2,657	$4,102	$13,938	$12,006
Property management fees (1)	—	677	—	—
Disposition fees	—	15	—	—
Reimbursable offering costs (2)	—	—	609	654
Loan and related interest (3)	89	—	8,089	—
	$2,746	$4,794	$22,636	$12,660
_____________________
(1) Property management fees paid to DMH Realty, LLC, a previous affiliate of the Company, are recorded as operating, maintenance, and management expenses in the accompanying consolidated statements of operations.
(2) Reimbursable offering costs related to the terminated PORT private offering and payable to Pacific Oak Capital Advisors, LLC (“Pacific Oak Capital Advisors”), the Company’s advisor.
(3) In February 2025, the Company entered into an $8.0 million unsecured loan agreement with Pacific Oak Capital Advisors. The loan carries an annual interest rate of 12% and has an initial maturity in May 2025, with an available 90-day extension exercisable by the Company.
During the three months ended March 31, 2025, the Company provided $1.5 million of funding to the 110 William Joint Venture and a result, the Company recognized a due from affiliate of $1.5 million as of March 31, 2025.

7.INVESTMENT IN UNCONSOLIDATED ENTITIES
As of March 31, 2025 and December 31, 2024, the Company’s investments in unconsolidated entities were composed of the following (dollars in thousands):

	Number of Properties as of March 31, 2025			Investment Balance as of
Joint Venture		Location	Ownership %	March 31, 2025		December 31, 2024
110 William Joint Venture	1	New York, New York	(1)	$61,126		$68,467
Pacific Oak Opportunity Zone Fund I	4	Various	47.0%	19,351	(2)	19,620
353 Sacramento Joint Venture	1	San Francisco, California	55.0%	—	(3)	—
				$80,477		$88,087
_____________________
(1) As of March 31, 2025, the Company owned 77.5% of preferred interest and 100% of common interest in the 110 William Joint Venture.
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
Summarized financial information for investment in unconsolidated entities follows (in thousands):

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2025
(unaudited)

	March 31, 2025	December 31, 2024

Assets:
Real estate, net	$509,325	$486,177
Total assets	581,440	558,371
Liabilities:
Notes payable, net (1)	471,347	446,843
Total liabilities	519,653	484,040
Total equity	$61,787	$74,331
_____________________
(1) The 110 William Joint Venture met funding conditions and as of March 31, 2025 and December 31, 2024, $53.6 million and $29.0 million, respectively was drawn under the $56.7 million funding facility. Subsequent to March 31, 2025, the 110 William Joint Venture entered into a mezzanine loan agreement. Refer to Note 10 for additional details.

	For the Three Months Ended March 31,
	2025	2024
Total revenues	$8,041	$9,277
Operating loss	(12,198)	(10,230)
Net loss	$(12,364)	$(10,221)
8.REPORTING SEGMENTS
The Company recognizes three reporting segments for the three months ended March 31, 2025 and 2024 and consists of strategic opportunistic properties and real estate-related investments (“strategic opportunistic properties”), residential homes, and hotel. The Company's Chief Executive Officer and President, who are also the chief operating decision makers (the “CODM”), measure the property-level operating performance on an unlevered basis, using net operating income, to make decisions about resource allocations. The following tables summarize information for the reporting segments (in thousands):

	Three Months Ended March 31, 2025
	Strategic Opportunistic Properties	Residential Homes	Hotel	Total
Total revenues	$20,561	$8,659	$2,885	$32,105
Less (1):
Operating, maintenance and management	(8,483)	(3,537)	—	(12,020)
Hotel expenses	—	—	(1,737)	(1,737)
Real estate taxes and insurance	(3,201)	(2,280)	—	(5,481)
Reportable segment total rental operating expenses	(11,684)	(5,817)	(1,737)	(19,238)
Reportable segment net operating income	8,877	2,842	1,148	12,867
Interest expense, net	(13,309)	(2,281)	(553)	(16,143)
Other segment items (2)	(5,913)	(2,872)	(420)	(9,205)
Total expenses	(30,906)	(10,970)	(2,710)	(44,586)
Loss from unconsolidated entities				(7,497)
Other income				842
Gain on sale of real estate				164
Total other loss, net				(6,491)
Net loss before income taxes				(18,972)
Income tax provision				(890)
Net loss				$(19,862)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2025
(unaudited)
_____________________
(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. All corporate related costs are included in the strategic opportunistic properties segment to align with how financial information is presented.
(2) Other segment items for each reportable segment include: asset management fees to affiliates, general and administrative expenses, foreign currency transaction loss or gain, net, and depreciation and amortization. Corporate overhead is not allocated between segments; all corporate overhead is included in the strategic opportunistic properties segment.

	Three Months Ended March 31, 2024
	Strategic Opportunistic Properties	Residential Homes	Hotel	Total
Total revenues	$23,131	$9,066	$2,804	$35,001
Less (1):
Operating, maintenance and management	(8,493)	(2,410)	—	(10,903)
Hotel expenses	—	—	(1,867)	(1,867)
Real estate taxes and insurance	(4,087)	(2,390)	—	(6,477)
Reportable segment total rental operating expenses	(12,580)	(4,800)	(1,867)	(19,247)
Reportable segment net operating income	10,551	4,266	937	15,754
Interest expense, net	(13,833)	(2,370)	(570)	(16,773)
Other segment items (2)	(45,714)	(3,763)	(3,978)	(53,455)
Total expenses	(72,127)	(10,933)	(6,415)	(89,475)
Loss from unconsolidated entities				(8,077)
Other income				455
Loss on real estate equity securities				(15,350)
Gain on sale of real estate				452
Total other loss, net				(22,520)
Net loss				$(76,994)
_____________________
(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. All corporate related costs are included in the strategic opportunistic properties segment to align with how financial information is presented.
(2) Other segment items for each reportable segment include: asset management fees to affiliates, general and administrative expenses, foreign currency transaction loss or gain, net, depreciation and amortization, and impairment charges on real estate and related intangibles. Corporate overhead is not allocated between segments; all corporate overhead is included in the strategic opportunistic properties segment.
Total assets related to the reporting segments as of March 31, 2025 and December 31, 2024 are as follows (in thousands):

	Strategic Opportunistic Properties	Residential Homes	Hotel	Total
Total assets as of March 31, 2025	$756,265	$284,636	$36,400	$1,077,301
Total assets as of December 31, 2024	$800,597	$288,908	$35,451	$1,124,956

9.COMMITMENTS, CONTINGENCIES AND GUARANTEES
Lease Obligations

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2025
(unaudited)
As of March 31, 2025 and December 31, 2024, the Company’s lease and rights to a leasehold interest with respect to 210 West 31st Street, which was accounted as a finance lease, are included in the consolidated balance sheet as follows:

	March 31, 2025	December 31, 2024
Right-of-use asset (included in real estate held for investment, net, in thousands)	$6,014	$6,014
Lease obligation (included in other liabilities, in thousands)	9,651	9,632

Remaining lease term	88.8 years	89.0 years
Discount rate	4.8%	4.8%
As of March 31, 2025, the Company had a leasehold interest expiring in 2114. Future minimum lease payments under the Company’s finance lease as of March 31, 2025, are as follows (in thousands):

April 1, 2025 through December 31, 2025	$297
2026	396
2027	396
2028	396
2029	396
Thereafter	50,979
Total expected minimum lease obligations	52,860
Less: Amount representing interest (1)	(43,209)
Present value of net minimum lease payments (2)	$9,651
_____________________
(1) Interest includes the amount necessary to reduce the total expected minimum lease obligations to present value calculated at the Company’s incremental borrowing rate at acquisition.
(2) The present value of net minimum lease payments is included in other liabilities in the accompanying consolidated balance sheets.

Guarantee Agreements
As of March 31, 2025, and as part of the 110 William Joint Venture debt and restructuring agreements, the Company guaranteed the completion of the construction and the development of the building expenditures and tenant improvements. The Company also guaranteed all debt servicing costs and timely debt payments by the 110 William Joint Venture. The guaranteed amounts are due upon occurrence of a triggering event, such as default for nonpayment or failure to perform based on the conditions defined in the agreement. As of March 31, 2025, the maximum potential amount of future payments under the Company’s guarantees is not estimable as it is dependent on various factors including the 110 William Joint Venture’s future operating performance level, potential completion cost overages, future levels of variable-rate debt and related interest, and the amount of future contributions by the Company. Due to uncertainties surrounding these factors, the Company was unable to estimate the maximum amounts payable under the guarantees. As of March 31, 2025, no triggering events had occurred, the likelihood of loss was determined to be remote, and no liability related to the guarantees was recognized. Subsequent to March 31, 2025, the 110 William Joint Venture entered into a mezzanine loan agreement. Refer to Note 10 for additional details.
As of March 31, 2025, and as part of the Georgia 400, Madison Square, and Lincoln Court mortgage loans, the Company guaranteed the payment of $57.8 million, whereby the Company would be required to make payments in the event that the Company turned the property over to the lender.
Economic Dependency
The Company is dependent on Pacific Oak Capital Advisors and a subsidiary of Second Avenue Group, LLC which is the advisor for the Company’s residential homes portfolio for certain services that are essential to the Company, including the identification, evaluation, negotiation, origination, acquisition and disposition of investments; management of the daily

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2025
(unaudited)
operations of the Company’s investment portfolio; and other general and administrative responsibilities. In the event that the advisors are unable to provide these services, the Company will be required to obtain such services from other sources.
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations as of March 31, 2025.
Legal Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. As of March 31, 2025, there are no material legal or regulatory proceedings pending or known to be contemplated against the Company or its properties.

10.SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Crown Pointe Mortgage Loan
On April 21, 2025, the Company entered into a forbearance agreement for the Crown Pointe Mortgage Loan. This agreement provides for the acknowledgment of an existing event of default due to non-repayment of the $54.7 million loan upon its April 1, 2025 maturity and the lender’s agreement to forbear from exercising its remedies until September 30, 2025.
110 William Joint Venture
On May 9, 2025, the 110 William Joint Venture entered into a mezzanine loan agreement for $21.0 million, of which $13.4 million was funded at closing. The loan has an initial maturity date of July 5, 2026 with two annual extensions available and has an annual interest rate of one-month SOFR plus 15.0%. Additionally, subsequent to March 31, 2025, the 110 William Joint Venture successfully delivered a tranche of office space to a major tenant and as a result, was entitled to a lump sum payment of $15.3 million from the tenant.

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
All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission (the “SEC”).
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
As of March 31, 2025, we had bonds outstanding of 1.1 billion Israeli new shekels ($300.5 million as of March 31, 2025) (“Series Bonds”), of which 142.0 million Israeli new shekels ($38.2 million as of March 31, 2025) were collateralized by real estate (specified lands in Park Highlands and Richardson). On January 31, 2025, we made the remaining second principal installment payment of 75.3 million Israeli new shekels ($21.0 million as of January 31, 2025) in connection with our Series B bonds. The Series Bonds principal payments are due on dates ranging from January 2026 to February 2029 with interest rates of 4.43% to 10.50%. The deeds of trust that govern the terms of the Series Bonds contain various financial covenants
As of March 31, 2025, we consolidated nine office complexes, encompassing, in the aggregate, 3.2 million rentable square feet, one residential home portfolio consisting of 2,083 residential homes, one apartment property containing 317 units, one hotel property with 196 rooms, three investments in undeveloped land with 247 developable acres, one office/retail development property and held an interest in three investments in unconsolidated entities and one investment in real estate equity securities.

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
Liquidity and Capital Resources
Our principal demand for funds during the short and long-term is and will be for payments under debt and funding obligations, including principal repayments, the acquisition of real estate and real estate-related investments, payment of operating expenses, capital expenditures and general and administrative expenses. To date, we have had five primary sources of capital for meeting our cash requirements:
•Proceeds from the primary portion of our initial public offering;
•Proceeds from our dividend reinvestment plan;
•Debt financing, including bond offerings in Israel;
•Proceeds from the sale of real estate and real estate-related investments; and
•Cash flow generated by our real estate and real estate-related investments.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures and corporate general and administrative expenses. Cash flow from operations from our real estate investments is primarily dependent upon the occupancy levels of our properties, the net effective rental rates on our leases, the collectability of rent and operating recoveries from our tenants and how well we manage our expenditures. As of March 31, 2025, our office complexes were collectively 66% occupied, our residential home portfolio was 93% occupied and our apartment property was 91% occupied.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended March 31, 2025, did not exceed the charter-imposed limitation.
For the three months ended March 31, 2025, our cash needs for capital expenditures and debt requirements were met with proceeds from dispositions of real estate, additional debt issuance or financings, and cash on hand. Operating cash needs during the same period were met through cash flow generated by our real estate and real estate-related investments and cash on hand. As of March 31, 2025, we had outstanding debt obligations in the aggregate principal amount of $846.0 million, with a weighted-average remaining term of 1.4 years. As of March 31, 2025, we had $355.3 million of debt obligations scheduled to mature over the period from April 1, 2025 through March 31, 2026, including a $104.4 million principal payment on the Series B bonds due on January 31, 2026. Of these debt obligations $126.8 million have extension options if we comply with certain debt covenants that may include one or a combination of the following ratios: debt-to-value, debt yield, minimum equity requirements and debt service coverage. As of the date of filing, we are in technical default on an aggregate of $148.8 million of debt obligations: the Crown Pointe Mortgage Loan, Georgia 400 Center Mortgage Loan, Madison Square Mortgage Loan, Q&C Hotel Mortgage Loan, and Richardson Office Mortgage Loan. We obtained a forbearance agreement with respect to the Crown Pointe Mortgage Loan, under which the lender has agreed to forbear from exercising its remedies until September 30, 2025, and are in ongoing discussions with the other lenders. In order to satisfy obligations as they mature, we may: exercise extension options available in the respective loan agreements, seek to refinance certain debt instruments, issue additional debt, utilize cash on hand, market one or more properties or assets for sale or may negotiate a turnover of one or more secured properties back to the related mortgage lender. Based upon these plans, we believe we will have sufficient liquidity to continue as a going concern. Timing mismatches between cash inflows from asset sales and financings and outflows due to capital expenditures, interest payments and debt maturities are creating a challenge from a liquidity perspective.
We believe that with these options we have sufficient cash on hand and availability to address our debt maturities and capital needs scheduled to mature over the period April 1, 2025 through March 31, 2026. However, tighter financial conditions,

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
higher interest rates and lower asset values may make it more difficult to refinance our loans or to sell assets on favorable terms. In recent years, we have accessed debt capital through the Israeli capital markets, but that source of debt capital may be limited in the future because of changing market and geopolitical conditions. Our mortgage loans are primarily non-recourse to us, meaning the lender’s recourse is to take possession of the underlying property. It is possible we may choose not to repay or refinance some of the maturing loans, which would ultimately result in losing possession of the underlying property. There can be no assurance as to the certainty or timing of any of our plans.
As of March 31, 2025, we have deferred the payment of $13.9 million of asset management fees to our advisor to provide us with an additional source of short-term liquidity. In February 2025, we entered into an unsecured loan agreement with our advisor for $8.0 million. The loan carries an annual interest rate of 12% and matures in May 2025 with an available 90-day extension exercisable by us.
Guarantee Agreements
As of March 31, 2025, and as part of the previous 110 William Joint Venture debt and equity restructuring, we guaranteed: all debt servicing costs and timely debt payments, completion for the construction and development of tenant improvement work, and recourse obligations. The related debt has an initial maturity of July 5, 2026, and guarantee amounts are due upon occurrence of any one triggering event. As of March 31, 2025, the 110 William Joint Venture had $248.7 million of variable-rate debt outstanding that was subject to our guarantee. Additionally, the 110 William Joint Venture met funding conditions with an aggregate available borrowing capacity of $56.7 million, subject to our guarantee and as of March 31, 2025 $53.6 million was drawn on the funding facility. The debt was collateralized by the underlying real estate and the initial maturity date of July 5, 2026 may be extended under certain circumstances. Subsequent to March 31, 2025, the 110 William Joint Venture entered into a mezzanine loan agreement. Refer to “Subsequent Events” below for additional details.
As of March 31, 2025, and as part of the Georgia 400, Madison Square, and Lincoln Court mortgage loans, we guaranteed the payment of $57.8 million, whereby we would be required to make payments in the event that we turned the properties over to the lenders.
Cash Flows from Operating Activities
As of March 31, 2025, we consolidated nine office complexes, encompassing, in the aggregate, 3.2 million rentable square feet and these properties were 66% occupied. In addition, we owned one residential home portfolio consisting of 2,083 residential homes, and one apartment property containing 317 units, which were 93% and 91% occupied, respectively. We also owned one hotel property with 196 rooms, three investments in undeveloped land with 247 developable acres, and one office/retail development property, and held an interest in three investments in unconsolidated entities and one investment in real estate equity securities. During the three months ended March 31, 2025, net cash used in operating activities was $12.9 million. We expect that our cash flows from operating activities will increase in future periods as a result of leasing additional space that is currently unoccupied and anticipated future acquisitions of real estate and real estate-related investments. However, our cash flows from operating activities may decrease to the extent that we dispose of additional assets.
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
Investments made in or through PORT are excluded from the calculation of the asset management fee we pay to our advisor. In addition to other fees described in the advisory agreement between PORT and the PORT Advisor, PORT pays the PORT Advisor a quarterly asset management fee equal to 0.25% (1.0% annually) on the aggregate value of PORT’s assets, as determined in accordance with the Company’s valuation guidelines, as of the end of each quarter.
Cash Flows from Investing Activities
Net cash used in investing activities was $6.3 million for the three months ended March 31, 2025, and consisted primarily of the following:
•Improvements to real estate of $4.3 million;
•Funding for development obligations of $1.9 million;
•Advance to affiliate of $1.5 million; and
•Proceeds from sale of real estate of $1.4 million.
Cash Flows from Financing Activities
Net cash used in financing activities was $16.6 million for the three months ended March 31, 2025 which consisted primarily of the $21.0 million Series B bonds installment payment and which was partially offset by proceeds from loan from affiliate of $8.0 million.
In order to execute our investment strategy, we utilize secured debt, and we may, to the extent available, utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. There is no limitation on the amount we may borrow for any single investment. Our charter does not limit us from incurring debt until our aggregate borrowings would exceed 300% of our net assets, which approximates aggregate liabilities of 75% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves); however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of March 31, 2025, liabilities were within the limits stated in our charter.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of March 31, 2025 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2025	2026-2027	2028-2029	Thereafter
Outstanding debt obligations (1)	$845,991	$218,259	$522,467	$105,265	$—
Interest payments on outstanding debt obligations (2)	83,109	35,691	40,049	7,369	—
Finance lease obligation (3)	52,860	297	792	792	50,979
Development obligations (4)	9,644	8,876	768	—	—
Related party loan (5)	8,000	8,000	—	—	—
_____________________
(1) Amounts include principal payments based on the outstanding principal amounts, maturity dates and foreign currency rates in effect as of March 31, 2025.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates, foreign currency rates and interest rates in effect as of March 31, 2025.
(3) Amounts are related to a leasehold interest expiring on 2114.
(4) Amounts are development obligations related to previous sales of Park Highlands land.
(5) Amounts are related to a loan from our advisor.

Results of Operations
Overview
As of March 31, 2025, we consolidated nine office complexes, encompassing, in the aggregate, 3.2 million rentable square feet, one residential home portfolio consisting of 2,083 residential homes, one apartment property containing 317 units, one hotel property with 196 rooms, three investments in undeveloped land with 247 developable acres, one office/retail development property, held an interest in three investments in unconsolidated entities and one investment in real estate equity securities.
Our results of operations for the three months ended March 31, 2025, may not be indicative of those in future periods due to acquisition and disposition activities. Additionally, the occupancy in our office complexes has not been stabilized. As of March 31, 2025, our office complexes were collectively 66% occupied, our residential home portfolio was 93% occupied and our apartment property was 91% occupied. However, due to the amount of near-term lease expirations, we do not put significant emphasis on quarterly changes in occupancy (positive or negative) in the short run. Our underwriting and valuations are generally more sensitive to “terminal values” that may be realized upon the disposition of the assets in the portfolio and less sensitive to ongoing cash flows generated by the portfolio in the years leading up to an eventual sale. There are no guarantees that the occupancy of our assets will increase, or that we will recognize a gain on the sale of our assets. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of leasing additional space and acquiring additional assets but decrease due to disposition activity.
Comparison of the three months ended March 31, 2025, versus the three months ended March 31, 2024
The following table provides summary information about our results of operations for the three months ended March 31, 2025 and 2024 (dollar amounts in thousands):

	Three Months Ended March 31,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Dispositions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2025	2024
Rental income	$28,245	$31,210	$(2,965)	(10)%	$(2,585)	$(380)
Hotel revenues	2,885	2,804	81	3%	—	81
Other operating income	975	987	(12)	(1)%	—	(12)
Operating, maintenance, and management	12,020	10,903	1,117	10%	(590)	1,707
Real estate taxes and insurance	5,481	6,477	(996)	(15)%	(490)	(506)
Hotel expenses	1,737	1,867	(130)	(7)%	—	(130)
Asset management fees to affiliates	2,657	4,102	(1,445)	(35)%	(312)	(1,133)
General and administrative expenses	2,849	3,252	(403)	(12)%	n/a	n/a
Foreign currency transaction gain, net	(5,984)	(3,913)	(2,071)	53%	n/a	n/a
Depreciation and amortization	9,683	10,749	(1,066)	(10)%	(869)	(197)
Interest expense, net	16,143	16,773	(630)	(4)%	(1,320)	690
Impairment charges on real estate and related intangibles	—	39,265	(39,265)	—%	n/a	n/a
Loss from unconsolidated entities	(7,497)	(8,077)	580	(7)%	—	580
Other income	842	455	387	85%	n/a	n/a
Gain on sale of real estate	164	452	(288)	(64)%	(288)	n/a
Loss on real estate equity securities	—	(15,350)	15,350	(100)%	1,042	14,308
Income tax provision	(890)	—	(890)	100%	(890)	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended March 31, 2025, compared to the three months ended March 31, 2024 related to real estate and real estate-related investments acquired or disposed on or after April 1, 2024.
(2) Represents the dollar amount increase (decrease) for the three months ended March 31, 2025, compared to the three months ended March 31, 2024 with respect to real estate and real estate-related investments owned by us during the entirety of both periods presented.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Rental income decreased to $28.2 million for the three months ended March 31, 2025, from $31.2 million for the three months ended March 31, 2024. The decrease was primarily due to the disposition of 99 residential homes and one apartment property, which resulted in a decrease of $2.6 million of rental income for the three months ended March 31, 2025. The occupancy rates and income for properties held throughout both periods remained consistent for the three months ended March 31, 2025 and 2024. We expect rental income to increase in future periods as a result of new lease activity and to the extent we acquire additional properties, but to decrease to the extent we dispose of properties or from naturally expiring leases.
Operating, maintenance, and management expenses increased to $12.0 million for the three months ended March 31, 2025, from $10.9 million for the three months ended March 31, 2024. The increase was primarily due to asset management fees related to PORT being recognized in operating, maintenance, and management due to the advisor for PORT no longer being an affiliate as of December 2024.
Foreign currency transaction gain, net increased to $6.0 million for the three months ended March 31, 2025 from $3.9 million for the three months ended March 31, 2024, primarily due to the outstanding Series Bonds being denominated in Israeli new shekels and more favorable exchange rates during the three months ended March 31, 2025. We expect to recognize foreign transaction gains and losses due to changes in the value of the U.S. dollar relative to the Israeli new shekel which may be offset by foreign currency derivative hedges outstanding in future periods.
Interest expense, net decreased to $16.1 million for the three months ended March 31, 2025, from $16.8 million for the three months ended March 31, 2024, primarily due to the decrease in the weighted-average variable rate to 7.3% as of March 31, 2025, from 8.0% as of March 31, 2024. This decrease was partially offset by the increase in the weighted-average fixed rate to 6.6% as of March 31, 2025, from 5.0% as of March 31, 2024, primarily due to the issuance of Series D bonds of $157.9 million with a fixed interest rate of 10.50%. Our interest expense in future periods will vary based on interest rates on variable and fixed rate debt, the amount of interest capitalized, level of future borrowings, interest rate derivative instruments, foreign currency denominated debt, and the impact of refinancing efforts.
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
Changes in accounting rules have resulted in a substantial increase in the number of non-operating and non-cash items included in the calculation of FFO. As a result, our management also uses modified funds from operations (“MFFO”) as an indicator of our ongoing performance. MFFO excludes from FFO: acquisition fees and expenses (to the extent that such fees and expenses have been recorded as operating expenses); adjustments related to contingent purchase price obligations; amounts relating to straight-line rents and amortization of above- and below-market intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; amortization of closing costs relating to debt investments; impairments of real estate-related investments; mark-to-market adjustments included in net income; and gains or losses included in net income for the extinguishment or sale of debt or hedges. We compute MFFO in accordance with the definition of MFFO included in the practice guideline issued by the Institute for Portfolio Alternatives (“IPA”) in November 2010 as interpreted by management. Our computation of MFFO may not be comparable to other REITs that do not compute MFFO in accordance with the current IPA definition or that interpret the current IPA definition differently than we do.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
In addition, our management uses an adjusted MFFO (“Adjusted MFFO”) as an indicator of our ongoing performance. Adjusted MFFO provides adjustments to reduce MFFO related to operating expenses that are capitalized with respect to certain of our investments in undeveloped land.
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
•Amortization of premium and discount on notes and bonds payable. These are net adjustments to interest expense as required by GAAP to recognize notes and bonds payable premium and discount on a straight-line basis over the life of the respective notes and bonds payable. We have excluded these adjustments in our calculation of MFFO to appropriately reflect the current economic impact of our bond and notes payable and related interest expense;
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
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculations of MFFO and Adjusted MFFO, for the three months ended March 31, 2025 and 2024 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended March 31,
	2025	2024
Net loss attributable to common stockholders	$(19,799)	$(76,473)
Depreciation and amortization	9,683	10,749
Impairment charges on real estate and related intangibles	—	39,265
Gain on sale of real estate	(164)	(452)
Loss on real estate equity securities	—	15,350
Adjustments for noncontrolling interests (1)	(169)	(645)
Adjustments for investments in unconsolidated entities (2)	1,021	3,218
FFO attributable to common stockholders	(9,428)	(8,988)
Straight-line rent and amortization of above- and below-market leases	306	(135)
Amortization of discount on notes and bonds payable, net	622	950
Unrealized (gain) loss on interest rate caps	6	(248)
Foreign currency transaction gain, net	(5,984)	(3,913)
Adjustments for noncontrolling interests (1)	15	(4)
Adjustments for investments in unconsolidated entities (2)	587	880
MFFO attributable to common stockholders	(13,876)	(11,458)
Other capitalized operating expenses (3)	(376)	(2,684)
Income tax provision	890	—
Adjusted MFFO attributable to common stockholders	$(13,362)	$(14,142)
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
Critical Accounting Policies and Estimates
Our consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments and assumptions, requires estimates about matters that are inherently uncertain, and which are important for understanding and

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
evaluating our reported financial results. These judgments will affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC. There have been no significant changes to our policies during 2025.
Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Crown Pointe Mortgage Loan
On April 21, 2025, we entered into a forbearance agreement for the Crown Pointe Mortgage Loan. This agreement provides for the acknowledgment of an existing event of default due to non-repayment of the $54.7 million loan upon its April 1, 2025 maturity and the lender’s agreement to forbear from exercising its remedies until September 30, 2025.
110 William Joint Venture
On May 9, 2025, the 110 William Joint Venture entered into a mezzanine loan agreement for $21.0 million, of which $13.4 million was funded at closing. The loan has an initial maturity date of July 5, 2026 with two annual extensions available and has an annual interest rate of one-month SOFR plus 15.0%. Additionally, subsequent to March 31, 2025, the 110 William Joint Venture successfully delivered a tranche of office space to a major tenant and as a result, was entitled to a lump sum payment of $15.3 million from the tenant.

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
As of March 31, 2025, we held 40.1 million Israeli new shekels and 10.3 million Israeli new shekels in cash and restricted cash, respectively. In addition, as of March 31, 2025, we had bonds outstanding and the related interest payable in the amounts of 1.1 billion Israeli new shekels and 10.9 million Israeli new shekels, respectively. Foreign currency exchange rate risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates. Based solely on the remeasurement for the three months ended March 31, 2025, if foreign currency exchange rates were

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 3. Quantitative and Qualitative Disclosures about Market Risk to increase or decrease by 10%, our net income would increase or decrease by $30.1 million for the same period. The foreign currency transaction income or loss as a result of the change in foreign currency exchange rates does not take into account any gains or losses on our foreign currency collar as a result of such change, which would reduce our foreign currency exposure.
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of March 31, 2025, the fair value of our Series Bonds were $269.0 million and the outstanding principal balance was $300.5 million. The fair value estimates of the Series Bonds were calculated based on the Tel Aviv Stock Exchange for each bond. As of March 31, 2025, excluding the Series Bonds, the fair value of our fixed rate debt was $183.9 million, and the outstanding principal balance of our fixed rate debt was $190.6 million. The fair value estimate of our fixed rate debt, excluding the Series Bonds, was calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of March 31, 2025. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. Based on interest rates as of March 31, 2025, if interest rates were 100 basis points higher or lower during the 12 months ending March 31, 2025, interest expense on our variable rate debt would increase or decrease by $2.8 million and $3.1 million, respectively.
The weighted-average interest rates of our fixed rate debt and variable rate debt as of March 31, 2025 were 6.6% and 7.3%, respectively. The interest rate and weighted-average interest rate represent the actual interest rate in effect as of March 31, 2025 (consisting of the contractual interest rate and the effect of contractual floor rates, if applicable), using interest rate indices as of March 31, 2025 where applicable.
We are exposed to financial market risk with respect to our real estate equity securities. Financial market risk is the risk that we will incur economic losses due to adverse changes in our real estate equity security prices. Our exposure to changes in real estate equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a real estate equity security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. In addition, amounts realized in the sale of a particular security may be affected by the relative quantity of the real estate equity security being sold. As of March 31, 2025, we owned real estate equity securities with a book value of $13.2 million. Based solely on the prices of real estate equity securities as of March 31, 2025, if prices were to increase or decrease by 10%, our net income would increase or decrease by $1.3 million.

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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
In addition to the risk factor discussed below, please see the risk factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC.
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
Non-compliance with the following financial covenants for two consecutive quarters could cause the bonds to become immediately due and payable. Under the deed of trust that governs the Series B bonds, Pacific Oak SOR (BVI) Holdings, Ltd. (“Pacific Oak SOR BVI”) must meet financial covenants such as (i) a minimum equity of $475 million; (ii) a maximum debt to capital ratio of 75%; (iii) a minimum adjusted net operating income of $35.0 million for the trailing twelve months and (iv) the volume of development projects should not exceed 10% of the total adjusted balance sheet. Under the deed of trust that governs the Series C bonds, Pacific Oak SOR BVI must meet financial covenants such as (i) a minimum equity of $450 million; (ii) a maximum debt to capital ratio of 75%; and (iii) a maximum loan to collateral ratio of 75%. Additionally, under the deed of trust that governs the Series D bonds, Pacific Oak SOR BVI must meet financial covenants such as (i) a minimum equity of $450 million; (ii) a maximum debt to capital ratio of 75%; and (iii) a minimum adjusted net operating income of $35.0 million for the trailing twelve months.
In addition, non-compliance with certain other restrictive covenants in the deeds of trust has in the past, and may in the future, cause the interest rate associated with the respective Series of bonds to increase and/or limited Pacific Oak SOR BVI’s ability to make distributions to us. We have in the past been in noncompliance with certain of these covenants. For instance, under the deeds of trust, Pacific Oak SOR BVI was not in compliance with one such requirement, and that noncompliance precludes Pacific Oak SOR BVI from making distributions to us under the distribution restrictions in the deeds of trust. Increases in interest rates cause our expenses to increase and if Pacific Oak SOR BVI is unable to make distributions to us, it could negatively impact our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
a)During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.
b)Not applicable.
c)On July 16, 2024, our board of directors indefinitely suspended our share redemption program, effective July 30, 2024 due to our liquidity position. Accordingly, we did not redeem or repurchase any shares of our common stock during the three months ended March 31, 2025.

Item 3. Defaults upon Senior Securities
The Crown Pointe Mortgage Loan of $54.7 million matured on April 1, 2025. On April 21, 2025, we entered into a forbearance agreement for the Crown Pointe Mortgage Loan which provides for the acknowledgment of an existing event of default and the lender’s agreement to forbear from exercising its remedies until September 30, 2025.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information

c)     During the quarterly period ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

4.2	Fifth Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2015

10.1	Loan Agreement by and between Pacific Oak Strategic Opportunity Limited Partnership and Pacific Oak Capital Advisors, LLC, dated February 26, 2025

10.2	Promissory Note by Pacific Oak Strategic Opportunity Limited Partnership, dated February 26, 2025

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Twelfth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K filed December 4, 2020

99.2	Amendment No. 1 to the Twelfth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed August 6, 2021

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.

Date:	May 12, 2025	By:	/S/ KEITH D. HALL
Keith D. Hall
Chief Executive Officer and Director
(principal executive officer)

Date:	May 12, 2025	By:	/S/ PETER MCMILLAN III
Peter McMillan III
Chairman of the Board, President and Director
(principal financial officer)