Form 10-Q
period 2025-06-30
Pacific Oak Strategic Opportunity REIT, Inc.
filed 2025-08-13
CIK 1452936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

 FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of August 12, 2025, there were 102,951,395 outstanding shares of common stock of Pacific Oak Strategic Opportunity REIT, Inc.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
FORM 10-Q
June 30, 2025

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Real estate held for investment, net	$778,921	$828,442
Real estate held for sale, net	39,100	55,637
Real estate equity securities	14,116	13,154
Total real estate and real estate-related investments, net	832,137	897,233
Cash and cash equivalents	14,682	56,000
Restricted cash	50,634	42,376
Investments in unconsolidated entities	72,835	88,087
Due from affiliate	2,317	—
Rents and other receivables, net	22,544	22,084
Prepaid expenses and other assets	17,762	19,176
Total assets	$1,012,911	$1,124,956
Liabilities and equity
Notes and bonds payable related to real estate held for investment, net	$827,323	$824,684
Notes payable related to real estate held for sale, net	39,515	40,608
Notes and bonds payable, net	866,838	865,292
Accounts payable and accrued liabilities	35,181	31,233
Due to affiliate	27,235	12,660
Other liabilities	55,360	59,968
Total liabilities	984,614	969,153
Commitments, contingencies and guarantees (Note 9)
Equity
Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 102,951,395 shares issued and outstanding as of June 30, 2025 and December 31, 2024	1,030	1,030
Additional paid-in capital	898,602	898,682
Cumulative distributions and net loss	(867,203)	(740,770)
Total stockholders’ equity	32,429	158,942
Noncontrolling interests	(4,132)	(3,139)
Total equity	28,297	155,803
Total liabilities and equity	$1,012,911	$1,124,956
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Rental income	$28,772	$30,612	$57,018	$61,822
Hotel revenues	1,737	2,235	4,622	5,039
Other operating income	960	962	1,935	1,950
Total revenues	31,469	33,809	63,575	68,811
Expenses:
Operating, maintenance, and management	11,591	11,183	23,611	22,086
Real estate taxes and insurance	5,420	6,556	10,903	13,031
Hotel expenses	1,637	1,784	3,373	3,652
Asset management fees to affiliate	2,739	3,872	5,396	7,974
General and administrative expenses	3,361	4,541	6,211	7,793
Foreign currency transaction loss (gain), net	30,141	(7,368)	24,157	(11,280)
Depreciation and amortization	10,366	10,380	20,048	21,129
Interest expense, net (1)	17,151	18,008	33,294	34,782
Impairment charges on real estate and related intangibles	51,979	21,026	51,979	60,291
Total expenses	134,385	69,982	178,972	159,458
Other (loss) income:
Loss from unconsolidated entities, net	(6,769)	(8,653)	(14,266)	(16,730)
Other income	234	283	1,016	738
Gain (loss) on real estate equity securities, net	962	(1,282)	962	(16,632)
Gain on sale of real estate	1,080	167	1,244	619
Total other loss, net	(4,493)	(9,485)	(11,044)	(32,005)
Net loss before income taxes	(107,409)	(45,658)	(126,441)	(122,652)
Income tax provision	—	—	(830)	—
Net loss	(107,409)	(45,658)	(127,271)	(122,652)
Net loss attributable to noncontrolling interests	775	1,437	838	1,958
Net loss attributable to common stockholders	$(106,634)	$(44,221)	$(126,433)	$(120,694)
Net loss per common share, basic and diluted	$(1.04)	$(0.43)	$(1.23)	$(1.17)
Weighted-average number of common shares outstanding, basic and diluted	102,951,395	103,134,992	102,951,395	103,208,689
_____________________
(1) Includes related party interest expense of $0.2 million and $0.3 million for the three and six months ended June 30, 2025. There was no related party interest expense for the three and six months ended June 30, 2024. Refer to Note 6 for additional details.
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance, March 31, 2025	102,951,395	$1,030	$898,682	$(760,569)	$139,143	$(3,262)	$135,881
Net loss	—	—	—	(106,634)	(106,634)	(775)	(107,409)
Noncontrolling interest contribution	—	—	—	—	—	10	10
Noncontrolling interest distributions	—	—	(80)	—	(80)	(105)	(185)
Balance, June 30, 2025	102,951,395	$1,030	$898,602	$(867,203)	$32,429	$(4,132)	$28,297

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance, March 31, 2024	103,214,807	$1,032	$901,050	$(716,406)	$185,676	$1,044	$186,720
Net loss	—	—	—	(44,221)	(44,221)	(1,437)	(45,658)
Transfers to redeemable common stock, net	—	—	(399)	—	(399)	—	(399)
Noncontrolling interest contribution	—	—	—	—	—	47	47
Noncontrolling interests distributions	—	—	—	—	—	(271)	(271)
Redemptions of common stock	(197,839)	(2)	(1,599)	—	(1,601)	—	(1,601)
Balance, June 30, 2024	103,016,968	$1,030	$899,052	$(760,627)	$139,455	$(617)	$138,838

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance, December 31, 2024	102,951,395	$1,030	$898,682	$(740,770)	$158,942	$(3,139)	$155,803
Net loss	—	—	—	(126,433)	(126,433)	(838)	(127,271)
Noncontrolling interest contribution	—	—	—	—	—	10	10
Noncontrolling interest distributions	—	—	(80)	—	(80)	(165)	(245)
Balance, June 30, 2025	102,951,395	$1,030	$898,602	$(867,203)	$32,429	$(4,132)	$28,297

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance, December 31, 2023	103,310,648	$1,033	$901,049	$(639,933)	$262,149	$1,215	$263,364
Net loss	—	—	—	(120,694)	(120,694)	(1,958)	(122,652)
Transfers from redeemable common stock payable, net	—	—	357	—	357	—	357
Noncontrolling interests contributions	—	—	—	—	—	397	397
Noncontrolling interests distributions	—	—	—	—	—	(271)	(271)
Redemptions of common stock	(293,680)	(3)	(2,354)	—	(2,357)	—	(2,357)
Balance, June 30, 2024	103,016,968	$1,030	$899,052	$(760,627)	$139,455	$(617)	$138,838
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(127,271)	$(122,652)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment charges on real estate and related intangibles	51,979	60,291
Loss from unconsolidated entities, net	14,266	16,730
Depreciation and amortization	20,048	21,129
(Gain) loss on real estate equity securities, net	(962)	16,632
Gain on sale of real estate	(1,244)	(619)
Amortization of deferred financing costs and debt discount and premium, net	3,590	4,781
Foreign currency transaction loss (gain), net	24,157	(11,280)
Changes in assets and liabilities:
Rents and other receivables, net	(217)	(370)
Prepaid expenses and other assets	(912)	(1,802)
Accounts payable and accrued liabilities	3,410	(2,243)
Due to affiliate	4,575	3,074
Other liabilities	(102)	569
Net cash used in operating activities	(8,683)	(15,760)
Cash Flows from Investing Activities:
Improvements to real estate	(6,458)	(17,512)
Proceed from sales of real estate, net	1,845	3,126
Advances to affiliate	(2,317)	—
Payments on development obligations	(2,311)	(3,905)
Distribution of capital from an unconsolidated entity	759	1,497
Purchase of interest rate caps	—	(1,447)
Proceeds from interest rate caps	—	1,687
Contributions to an unconsolidated entity	—	(38,689)
Payments on foreign currency derivatives, net	—	(478)
Proceeds from the sale of real estate equity securities	—	16,379
Proceeds for development obligations	—	5
Net cash used in investing activities	(8,482)	(39,337)
Cash Flows from Financing Activities:
Advances from affiliate loans	10,000	—
Principal payments on notes and bonds payable	(26,564)	(115,169)
Noncontrolling interest contributions	10	397
Noncontrolling interest distributions	(245)	(271)
Proceeds from notes and bonds payable	—	98,850
Payments of deferred financing costs	(167)	(3,890)
Redemptions of common stock	—	(2,357)
Net cash used in financing activities	(16,966)	(22,440)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,071	1,809
Net decrease in cash, cash equivalents and restricted cash	(33,060)	(75,728)
Cash, cash equivalents and restricted cash, beginning of period	98,376	155,209
Cash, cash equivalents and restricted cash, end of period	$65,316	$79,481
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $957 and $2,186 for the six months ended June 30, 2025 and 2024, respectively	$25,968	$30,490
Supplemental Disclosure of Significant Noncash Transaction:
Accrued development obligations	9,188	7,313
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and six months ended June 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.
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
Liquidity
The Company generally finances its real estate investments and operations using notes payable that are typically structured as non-recourse secured mortgages with original maturities of three to five years, with short-term extension options available upon the Company meeting certain debt extension covenants. Additionally, the Company has issued bonds in Israel to finance its real estate investments which have original maturities of three to six years. The Company has $512.8 million of debt obligations coming due within one year from the date the financial statements are issued. Additionally, the Company expects to be out of compliance for the following financial covenants for the Series B and Series D bonds: the consolidated equity capital covenant and the net adjusted financial debt ratio to the net CAP, as defined under the deed of trusts for the quarters ended June 30, 2025 and September 30, 2025. If the Company is out of compliance for two consecutive quarters, the Series B and Series D bonds of 1.0 billion Israeli new shekels ($289.2 million as of June 30, 2025) may become due and payable. Refer to Note 4 for additional details on maturing debt obligations.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2025
(unaudited)
These circumstances raise substantial doubt as to the Company’s ability to continue as a going concern for at least one year following the date the financial statements are issued. In order to satisfy obligations as they mature, management’s plan involve a combination of the following options: (i) may seek to utilize extension options (if available) in the respective loan agreements, (ii) may make partial loan repayments to meet debt covenant requirements, (iii) may seek to refinance or restructure certain debt instruments, (iv) may sell real estate properties or equity securities to convert to cash to make principal payments, or (v) may negotiate a turnover of one or more secured properties back to the related lender and remit payment for any associated loan guarantee. In addition, if the Company is out of compliance for two consecutive quarters, management plans to negotiate with the Series B and Series D bondholders to obtain either a waiver related to the expected financial covenants noncompliance, or an amendment to the deed of trusts amending the current financial covenants.
However, as a result of the commercial real estate lending environment, the current interest rate environment, leasing and transaction volume challenges in certain markets, there can be no assurances as to the certainty or timing of management’s plans to be effectively implemented and as a result, management’s plans do not alleviate the substantial doubt. The Company's financial statements are prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Reclassifications
Certain amounts in the accompanying consolidated balance sheets have been reclassified to conform to the current period presentation. During the six months ended June 30, 2025, the Company sold 17 residential homes and one strategic opportunistic property met the held for sale criteria as of June 30, 2025. As a result, certain assets and liabilities were reclassified to held for sale in the accompanying consolidated balance sheets for all periods presented. These reclassifications have not changed the results of operations of the prior period.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2025
(unaudited)

3.REAL ESTATE HELD FOR INVESTMENT
As of June 30, 2025, the Company consolidated eight office complexes, encompassing, in the aggregate, 2.8 million rentable square feet and these properties were 64% occupied. In addition, the Company owned one residential home portfolio consisting of 2,078 residential homes, and one apartment property, containing 317 units, which were 92% and 90% occupied, respectively. The Company also owned one hotel property with 196 rooms, three investments in undeveloped land with 247 developable acres, and one office/retail development property. The following table summarizes the Company’s real estate held for investment as of June 30, 2025 and December 31, 2024, respectively (in thousands):

	June 30, 2025	December 31, 2024
Land	$180,669	$189,449
Buildings and improvements	710,685	787,873
Tenant origination and absorption costs	8,469	11,254
Total real estate, cost	899,823	988,576
Accumulated depreciation and amortization	(120,902)	(160,134)
Total real estate held for investment, net	$778,921	$828,442

Operating Leases
Certain of the Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2025, the leases, excluding options to extend, apartment leases and residential home leases, which have terms that are generally one year or less, had remaining terms of up to 15.2 years with a weighted-average remaining term of 3.9 years. Some of the leases have provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from tenants in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash and assumed in real estate acquisitions related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets totaled $6.6 million and $5.9 million as of June 30, 2025 and December 31, 2024, respectively.
As of June 30, 2025 and December 31, 2024, the cumulative deferred rent receivable balance, including unamortized lease incentive receivables, was $18.5 million and $19.7 million, respectively, and is included in rents and other receivables in the accompanying consolidated balance sheets. The cumulative deferred rent balance included $2.2 million of unamortized lease incentives as of June 30, 2025 and December 31, 2024.
As of June 30, 2025, the future minimum rental income from the Company’s office complexes, under non-cancelable operating leases was as follows (in thousands):

July 1, 2025 through December 31, 2025	$25,507
2026	47,380
2027	39,496
2028	32,646
2029	26,816
Thereafter	60,153
$231,998

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2025
(unaudited)

Geographic Concentration Risk
As of June 30, 2025, the Company’s real estate investments in California represented 11.2% or $113.3 million and in Tennessee represented 10.1% or $102.5 million, of the Company’s total assets. As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in these real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
Hotel Property
The following table provides detailed information regarding the Company’s hotel revenues during the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Hotel revenues:
Room	$1,514	$1,947	$4,098	$4,413
Other	223	288	524	626
Hotel revenues	$1,737	$2,235	$4,622	$5,039
Contract Liabilities
The Company’s contract liabilities are comprised of: hotel advanced deposits, deferred proceeds received from the buyers of the Park Highlands land sales, and value of Park Highlands land that was contributed to a master association. As of June 30, 2025 and December 31, 2024, contract liabilities were $23.7 million and $25.7 million, respectively, which are included in other liabilities on the accompanying consolidated balance sheets.
During the three and six months ended June 30, 2025, the Company recognized $1.2 million related to Park Highlands land contributed to a master association, as a gain on sale of real estate in the accompanying consolidated statements of operations. During the three and six months ended June 30, 2025, the Company recognized hotel advanced deposits as hotel revenues of $0.2 million and $0.3 million, respectively, in the accompanying consolidated statements of operations.
During the three and six months ended June 30, 2024, there was no gain on sale of real estate recognized. During the three and six months ended June 30, 2024, the Company recognized hotel advanced deposits as hotel revenues of $0.2 million and $0.5 million, respectively, in the accompanying consolidated statements of operations.
Impairment of Real Estate
During the three and six months ended June 30, 2025, the Company recorded impairment charges on real estate in the aggregate of $52.0 million, to write down the carrying value of six strategic opportunistic properties and one hotel to their estimated fair value due to declines in market conditions and projected cash flows, changes in sales comparisons, and also based on quoted prices. Crown Pointe, a strategic opportunistic property, was impaired by $17.4 million due to declines in market conditions, as evidenced by a forbearance agreement on the mortgage loan. Georgia 400 Center, a strategic opportunistic property, was impaired by $13.8 million based on a quoted price, due to this property being sold subsequent to June 30, 2025.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2025
(unaudited)
4.NOTES AND BONDS PAYABLE
As of June 30, 2025 and December 31, 2024, the Company’s notes and bonds payable consisted of the following (dollars in thousands):

	Book Value as of June 30, 2025	Book Value as of December 31, 2024	Contractual Interest Rate as of June 30, 2025	Effective Interest Rate at June 30, 2025 (1)	Payment Type (2)	Maturity Date (3)
Series B Bonds (4)	$115,136	$127,486	4.43%	4.43%	(4)	01/31/2026
Series C Bonds (4)	42,112	39,049	9.00%	9.00%	(4)	06/30/2026 (4)
Series D Bonds (4)	174,099	161,436	10.50%	10.50%	(4)	02/28/2029
Crown Pointe Mortgage Loan	54,738	54,738	SOFR + 2.30%	6.75%	Interest Only	04/01/2025 (5)
Georgia 400 Center Mortgage Loan	39,515	39,662	SOFR + 2.75%	7.20%	Principal & Interest	03/22/2025 (6)
PORT Mortgage Loan 1	31,793	31,792	4.74%	4.74%	Interest Only	10/01/2025
PORT Mortgage Loan 2	10,523	10,523	4.72%	4.72%	Interest Only	03/01/2026
PORT MetLife Loan 1 (7)	54,796	55,939	3.90%	3.90%	Interest Only	04/10/2026
PORT MetLife Loan 2 (7)	93,044	93,275	3.99%	3.99%	Interest Only	04/10/2026
Lincoln Court Mortgage Loan (7)	31,325	31,325	SOFR + 3.25%	7.70%	Interest Only	08/07/2025 (8)
Madison Square Mortgage Loan (7)	20,722	20,722	SOFR + 3.00%	7.45%	Interest Only	11/30/2025
Bank of America Mortgage Loan (9)	153,336	156,836	SOFR + 2.75%	7.20%	Principal & Interest	09/01/2026
Richardson Office Mortgage Loan (10)	11,901	12,018	SOFR + 3.50%	7.95%	Principal & Interest	07/29/2025 (8)
Q&C Hotel Mortgage Loan (10)	21,847	21,966	SOFR + 3.50%	7.95%	Principal & Interest	07/29/2025 (8)
Eight & Nine Corporate Centre Mortgage Loan (11)	19,773	20,000	SOFR + 4.90%	9.35%	Interest Only	02/09/2026
Total notes and bonds payable principal outstanding	874,660	876,767
Deferred financing costs and debt discount and premium, net (12)	(7,822)	(11,475)
Total notes and bonds payable, net	$866,838	$865,292
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of June 30, 2025. Effective interest rate was calculated as the actual interest rate in effect as of June 30, 2025 (consisting of the contractual interest rate and contractual floor rates), using Secured Overnight Financing Rate (“SOFR”) as of June 30, 2025, where applicable.
(2) Represents the payment type required under these loans as of June 30, 2025. Certain future monthly payments due under these loans also include amortizing principal payments.
(3) Represents the initial maturity date or the maturity date as extended as of June 30, 2025. For more information of the Company’s contractual obligations under its notes and bonds payable, see five-year maturity table, below.
(4) Subsequent to June 30, 2025, the Company paid off all outstanding Series C bonds. See “Israeli Bond Financings” below for additional details on the Company’s bonds.
(5) On April 21, 2025, the Company entered into a forbearance agreement for the Crown Pointe Mortgage Loan, which provides for the acknowledgment of an existing event of default and the lender’s agreement to forbear from exercising its remedies until September 30, 2025.
(6) Subsequent to June 30, 2025, the Company sold the Georgia 400 Center property and paid off the loan in full. Refer to Note 10 for additional details.
(7) The Company’s notes and bonds payable are generally non-recourse. These mortgage loans have guarantees over certain balances whereby the Company would be required to make the remaining payments in the event that the Company turned the property over to the lender.
(8) As of the filing date of this Quarterly Report on Form 10-Q, the Company was in technical default for these loans.
(9) This loan was cross-collateralized by the associated properties: Park Centre, 1180 Raymond, The Marq, and Oakland City Center.
(10) These loans are cross-collateralized by the Richardson Office and Q&C Hotel properties. The effective interest rate is at the higher of one-month SOFR plus 3.50% or 7.50%.
(11) The effective interest rate is at the higher of one-month SOFR plus 4.90% or 8.90%. On March 28, 2025, the loan was amended to increase the maximum borrowing capacity to $23.5 million, subject to certain conditions.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2025
(unaudited)
During the three and six months ended June 30, 2025, the Company incurred $17.2 million and $33.3 million, respectively, of interest expense. Included in interest expense during the three and six months ended June 30, 2025 was $1.7 million and $3.6 million, respectively, of amortization of deferred financing costs and debt discount and premium.
During the three and six months ended June 30, 2024, the Company incurred $18.0 million and $34.8 million, respectively, of interest expense. Included in interest expense during the three and six months ended June 30, 2024 was $2.5 million and $4.8 million, respectively, of amortization of deferred financing costs and debt discount and premium.
As of June 30, 2025 and December 31, 2024, the Company’s interest payable was $13.8 million and $11.0 million, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes and bonds payable outstanding as of June 30, 2025 (in thousands):

July 1, 2025 through December 31, 2025	$214,642
2026	485,919
2027	58,033
2028	58,033
2029	58,033
$874,660

As of June 30, 2025, the Company had $554.2 million of debt obligations scheduled to mature over the period from July 1, 2025 through June 30, 2026. The Company has extension options with respect to $71.8 million of the debt obligations outstanding that are scheduled to mature over the next 12 months; however, the Company cannot exercise these options if not then in compliance with certain financial covenants in the loans without making a cash payment and there is no assurance that the Company will be able to meet these requirements. The Company’s debt obligations are generally nonrecourse, subject to certain limited guaranty payments, as outlined in the table above, except for the Series Bonds (as defined below). The Company plans to utilize available extension options or seek to refinance the notes and bonds payable. The Company may also choose to market the properties for sale or may negotiate a turnover of the secured properties back to the related mortgage lender.
Debt Covenant Compliance
The Company’s notes payable contain various financial debt covenants, including debt-to-value, debt yield, minimum equity requirements, and debt service coverage ratios. As of June 30, 2025, the Company was in compliance with all of these debt covenants with the exception that the Lincoln Court Mortgage Loan was not in compliance with the debt service coverage requirement. As a result of such non-compliance, the Company is required to provide a cash sweep for the Lincoln Court Mortgage Loan, and the remaining loans are at-risk of cash sweeps and/or principal pay downs if in non-compliance.
Israeli Bond Financings
As of June 30, 2025, the Company had bonds outstanding of 1.1 billion Israeli new shekels ($331.3 million as of June 30, 2025) (“Series Bonds”), of which 142.0 million Israeli new shekels ($42.1 million as of June 30, 2025) were collateralized by real estate (specified lands in Park Highlands and Richardson). The Series Bonds principal payments are due on dates ranging from January 2026 to February 2029 with interest rates of 4.43% to 10.50%. The deeds of trust that govern the terms of the Series Bonds contain various financial related covenants. As of June 30, 2025, the Company was in compliance with all of these financial debt covenants.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2025
(unaudited)
5.FAIR VALUE DISCLOSURES
As of June 30, 2025 and December 31, 2024, the carrying amounts and fair values of the Company’s financial instruments are as follows (in thousands):

	June 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities (Level 3):
Notes payable	$541,743	$535,910	$545,906	$540,191
Related party loan	$10,000	$10,000	$—	$—
Financial liabilities (Level 1):
Series Bonds	$325,095	$272,643	$319,386	$329,141
Disclosure of the fair value of financial instruments is based on pertinent information available to the Company as of the period end and requires a significant amount of judgment. This has made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different.
As of June 30, 2025, the Company measured the following assets at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate equity securities	$14,116	$14,116	$—	$—
Nonrecurring Basis:
Impaired real estate (1)	$294,200	$—	$96,200	$198,000
_____________________
(1) Amount represents the fair value for a real estate asset impacted by impairment charges during the six months ended June 30, 2025, as of the date that the fair value measurement was made. During the six months ended June 30, 2025, six of the Company’s strategic opportunistic properties and one hotel were impaired and written down to their estimated fair values due to declines in market conditions and projected cash flows. Three of the Company’s strategic opportunistic properties and one hotel were measured based on an income approach with the significant unobservable inputs used in evaluating the estimated fair value of the properties, with discount rates between 9.50% to 10.25% and terminal cap rates between 8.00% to 9.00%. Of the three strategic opportunistic properties, Crown Pointe was measured at $54.7 million and based on a discount rate of 10.00% and terminal cap rate of 8.50%. Two strategic opportunistic properties were measured based on quoted prices, of which the Georgia 400 Center was measured at $39.1 million, and one was based on a sales comparison approach. The carrying value for the real estate asset may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date.
As of December 31, 2024, the Company measured the following assets at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate equity securities	$13,154	$13,154	$—	$—
Nonrecurring Basis:
Impaired real estate (1)	$338,286	$—	$126,000	$212,286
_____________________

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2025
(unaudited)
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

6.RELATED PARTY TRANSACTIONS
The Company has entered into agreements with Pacific Oak Capital Advisors, LLC (“Pacific Oak Capital Advisors”), the Company’s advisor. Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and six months ended June 30, 2025 and 2024, respectively, and any related amounts due to affiliate as of June 30, 2025 and December 31, 2024 (in thousands):

	Incurred during the three months ended June 30,		Incurred during the six months ended June 30,		Payable as of
	2025	2024	2025	2024	June 30, 2025	December 31, 2024
Asset management fees	$2,739	$3,872	$5,396	$7,974	$16,342	$12,006
Property management fees	—	647	—	1,324	—	—
Disposition fees	—	21	—	36	—	—
Reimbursable offering costs	—	—	—	—	564	654
Related party loan and related interest (1)	239	—	329	—	10,329	—
	$2,978	$4,540	$5,725	$9,334	$27,235	$12,660
_____________________
(1) During the six months ended June 30, 2025, the Company entered into loan agreements with Pacific Oak Capital Advisors. As of June 30, 2025, the outstanding loan balance was $10.0 million, carried an annual interest rate of 10%, and matures to the earlier of June 30, 2028 or a triggering event, such as the sale of any or the closing date of any sale of any or all of the common shares of Pacific Oak Residential Trust, Inc. (“PORT”), the Company’s subsidiary, not meeting financial covenants, or an event of a default. The loan interest is recorded as interest expense, net in the accompanying consolidated statements of operations. Additionally, the loan is secured by equity of PORT.
During the six months ended June 30, 2025, the Company provided $2.4 million of funding to the 110 William Joint Venture and a result, the Company recognized a due from affiliate of $2.4 million as of June 30, 2025. There were no distributions during the six months ended June 30, 2024.

7.INVESTMENTS IN UNCONSOLIDATED ENTITIES
As of June 30, 2025 and December 31, 2024, the Company’s investments in unconsolidated entities were composed of the following (in thousands):

	Number of Properties as of			Investment Balance as of
Joint Venture		Location	Ownership %	June 30, 2025		December 31, 2024
110 William Joint Venture	1	New York, New York	(1)	$54,096	(1)	$68,467
Pacific Oak Opportunity Zone Fund I	4	Various	47.0%	18,739	(2)	19,620
				$72,835		$88,087
_____________________
(1) As of June 30, 2025, the Company owned 77.5% of preferred interest and 100% of common interest in the 110 William Joint Venture.
(2) The maximum exposure to loss as a result of the Company’s investment in the Pacific Oak Opportunity Zone Fund I is limited to the carrying amount of the investment.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2025
(unaudited)
The Company previously suspended the equity method of accounting for the 353 Sacramento Joint Venture and in June 2025, the 353 Sacramento Joint Venture disposed the property through a deed-in-lieu of foreclosure agreement with the lender.
Summarized financial information for investments in unconsolidated entities are as follows (in thousands):

	June 30, 2025	December 31, 2024
Assets:
Real estate, net	$422,143	$486,177
Total assets	481,638	558,371
Liabilities:
Notes payable, net	381,788	446,843
Total liabilities	409,285	484,040
Total equity	$72,353	$74,331

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Total revenues	$8,336	$13,703	$16,377	$22,979
Operating loss	(11,903)	(18,144)	(24,100)	(28,374)
Net income (loss)	$11,357	$(18,120)	$(1,007)	$(28,350)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2025
(unaudited)
8.REPORTING SEGMENTS
The Company recognizes three reporting segments for the three and six months ended June 30, 2025 and 2024 and consists of strategic opportunistic properties and real estate-related investments (“strategic opportunistic properties”), residential homes, and hotel. The Company's Chief Executive Officer and President, who are also the chief operating decision makers (the “CODM”), measure the property-level operating performance on an unlevered basis, using net operating income, to make decisions about resource allocations. The following tables summarize information for the reporting segments (in thousands):

	Three Months Ended June 30, 2025
	Strategic Opportunistic Properties	Residential Homes	Hotel	Total
Total revenues	$20,530	$9,202	$1,737	$31,469
Less (1):
Operating, maintenance and management	(8,580)	(3,011)	—	(11,591)
Hotel expenses	—	—	(1,637)	(1,637)
Real estate taxes and insurance	(3,304)	(2,116)	—	(5,420)
Reportable segment total rental operating expenses	(11,884)	(5,127)	(1,637)	(18,648)
Reportable segment net operating income	8,646	4,075	100	12,821
Interest expense, net	(14,193)	(2,446)	(512)	(17,151)
Impairment charges on real estate and related intangibles	(48,877)	—	(3,102)	(51,979)
Other segment items (2)	(44,419)	(1,862)	(326)	(46,607)
Total expenses	(119,373)	(9,435)	(5,577)	(134,385)
Loss from unconsolidated entities				(6,769)
Other income				234
Gain on real estate equity securities				962
Gain on sale of real estate				1,080
Total other loss, net				(4,493)
Net loss				$(107,409)

	Six Months Ended June 30, 2025
	Strategic Opportunistic Properties	Residential Homes	Hotel	Total
Total revenues	$41,092	$17,861	$4,622	$63,575
Less (1):
Operating, maintenance and management	(17,063)	(6,548)	—	(23,611)
Hotel expenses	—	—	(3,373)	(3,373)
Real estate taxes and insurance	(6,507)	(4,396)	—	(10,903)
Reportable segment total rental operating expenses	(23,570)	(10,944)	(3,373)	(37,887)
Reportable segment net operating income	17,522	6,917	1,249	25,688
Interest expense, net	(27,502)	(4,727)	(1,065)	(33,294)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2025
(unaudited)

Impairment charges on real estate and related intangibles	(48,877)	—	(3,102)	(51,979)
Other segment items (2)	(50,330)	(4,735)	(747)	(55,812)
Total expenses	(150,279)	(20,406)	(8,287)	(178,972)
Loss from unconsolidated entities				(14,266)
Other income				1,016
Gain on real estate equity securities				962
Gain on sale of real estate				1,244
Total other loss, net				(11,044)
Net loss before income taxes				(126,441)
Income tax provision				(830)
Net loss				$(127,271)

	Three Months Ended June 30, 2024
	Strategic Opportunistic Properties	Residential Homes	Hotel	Total
Total revenues	$22,921	$8,653	$2,235	$33,809
Less (1):
Operating, maintenance and management	(9,012)	(2,171)	—	(11,183)
Hotel expenses	—	—	(1,784)	(1,784)
Real estate taxes and insurance	(3,792)	(2,764)	—	(6,556)
Reportable segment total rental operating expenses	(12,804)	(4,935)	(1,784)	(19,523)
Reportable segment net operating income	10,117	3,718	451	14,286
Interest expense, net	(15,065)	(2,339)	(604)	(18,008)
Impairment charges on real estate and related intangibles	(21,026)	—	—	(21,026)
Other segment items (2)	(6,502)	(3,829)	(1,093)	(11,424)
Total expenses	(55,397)	(11,103)	(3,482)	(69,982)
Loss from unconsolidated entities				(8,653)
Other income				283
Loss on real estate equity securities				(1,282)
Gain on sale of real estate				167
Total other loss, net				(9,485)
Net loss				$(45,658)

	Six Months Ended June 30, 2024
	Strategic Opportunistic Properties	Residential Homes	Hotel	Total
Total revenues	$46,054	$17,718	$5,039	$68,811
Less (1):

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2025
(unaudited)

Operating, maintenance and management	(17,505)	(4,581)	—	(22,086)
Hotel expenses	—	—	(3,652)	(3,652)
Real estate taxes and insurance	(7,876)	(5,155)	—	(13,031)
Reportable segment total rental operating expenses	(25,381)	(9,736)	(3,652)	(38,769)
Reportable segment net operating income	20,673	7,982	1,387	30,042
Interest expense, net	(28,899)	(4,709)	(1,174)	(34,782)
Impairment charges on real estate and related intangibles	(56,837)	—	(3,454)	(60,291)
Other segment items (2)	(16,408)	(7,592)	(1,617)	(25,617)
Total expenses	(127,523)	(22,037)	(9,898)	(159,458)
Loss from unconsolidated entities				(16,730)
Other income				738
Loss on real estate equity securities				(16,632)
Gain on sale of real estate				619
Total other loss, net				(32,005)
Net loss				$(122,652)
_____________________
(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. All corporate related costs are included in the strategic opportunistic properties segment to align with how financial information is presented.
(2) Other segment items for each reportable segment include: asset management fees to affiliate, general and administrative expenses, foreign currency transaction loss or gain, net, and depreciation and amortization. Corporate overhead is not allocated between segments; all corporate overhead is included in the strategic opportunistic properties segment.

Total assets related to the reporting segments as of June 30, 2025 and December 31, 2024 are as follows (in thousands):

	Strategic Opportunistic Properties	Residential Homes	Hotel	Total
Total assets as of June 30, 2025	$696,838	$284,193	$31,880	$1,012,911
Total assets as of December 31, 2024	$800,597	$288,908	$35,451	$1,124,956

9.COMMITMENTS, CONTINGENCIES AND GUARANTEES
Lease Obligations
As of June 30, 2025 and December 31, 2024, the Company’s lease and rights to a leasehold interest with respect to 210 West 31st, which was accounted as a finance lease, are included in the consolidated balance sheet as follows:

	June 30, 2025	December 31, 2024
Right-of-use asset (included in real estate held for investment, net, in thousands)	$5,763	$6,014
Lease obligation (included in other liabilities, in thousands)	9,666	9,632

Remaining lease term	88.5 years	89.0 years
Discount rate	4.8%	4.8%

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2025
(unaudited)
As of June 30, 2025, the Company had a leasehold interest expiring in 2114. Future minimum lease payments under the Company’s finance lease as of June 30, 2025 are as follows (in thousands):

July 1, 2025 through December 31, 2025	$198
2026	396
2027	396
2028	396
2029	396
Thereafter	50,979
Total expected minimum lease obligations	52,761
Less: Amount representing interest (1)	(43,095)
Present value of net minimum lease payments (2)	$9,666
_____________________
(1) Interest includes the amount necessary to reduce the total expected minimum lease obligations to present value calculated at the Company’s incremental borrowing rate at acquisition.
(2) The present value of net minimum lease payments is included in other liabilities in the accompanying consolidated balance sheets.

Guarantee Agreements
As of June 30, 2025, and as part of the previous 110 William Joint Venture debt and restructuring agreements, the Company guaranteed the completion of the construction and the development of the building expenditures and tenant improvements. The Company also guaranteed all debt servicing costs and timely debt payments by the 110 William Joint Venture. The guaranteed amounts are due upon occurrence of a triggering event, such as default for nonpayment or failure to perform based on the conditions defined in the agreement. As of June 30, 2025, the maximum potential amount of future payments under the Company’s guarantees is not estimable as it is dependent on various factors including the 110 William Joint Venture’s future operating performance level, potential completion cost overages, future levels of variable-rate debt and related interest, and the amount of future contributions by the Company. Due to uncertainties surrounding these factors, the Company was unable to estimate the maximum amounts payable under the guarantees. As of June 30, 2025, no triggering events had occurred, the likelihood of loss was determined to be remote, and no liability related to the guarantees was recognized.
As of June 30, 2025, and as part of the Georgia 400, Madison Square, and Lincoln Court mortgage loans, the Company guaranteed the payment of $58.0 million, whereby the Company would be required to make payments in the event that the Company turned the property over to the lender. Subsequent to June 30, 2025 and due to the sale of Georgia 400 Center, the Company no longer guaranteed $5.9 million related to this mortgage loan.
Economic Dependency
The Company is dependent on Pacific Oak Capital Advisors and a subsidiary of Second Avenue Group, LLC, which is the advisor for the Company’s residential homes portfolio, for certain services that are essential to the Company, including the identification, evaluation, negotiation, origination, acquisition and disposition of investments; management of the daily operations of the Company’s investment portfolio; and other general and administrative responsibilities. In the event that the advisors are unable to provide these services, the Company will be required to obtain such services from other sources.
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations as of June 30, 2025.
Legal Matters

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2025
(unaudited)
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. As of June 30, 2025, there are no material legal or regulatory proceedings pending or known to be contemplated against the Company or its properties.

10.SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Whitehawk Loan and Series C Bonds Payoff
In July 2025, the Company entered into a credit agreement with Whitehawk Capital Partners LP for a loan of $80.0 million. The loan has an annual interest rate of one-month SOFR plus 6.50% with a SOFR floor of 3.50% and a maturity date of the earlier of December 1, 2027 or upon disposition of securitized Park Highlands land. The December 1, 2027 maturity date may be extended to March 1, 2028, assuming no event of default. The loan is secured by the Company's undeveloped lands in Park Highlands and Richardson and 210 West 31st Street, a development property. As a result of entering into the loan, the Company paid all outstanding Series C bonds of 142.0 million Israeli new shekels ($42.2 million as of July 29, 2025) and was subject to a 5.0 million Israeli new shekels ($1.5 million as of July 29, 2025) early pay interest penalty.
Real Estate Sale
In July 2025, the Company sold Georgia 400 Center, an office property, for gross sale proceeds of $39.1 million, before closing costs and credits. In connection with the sale, the Company repaid $39.5 million of the outstanding principal due under the secured mortgage loan. The purchaser was not affiliated with the Company or Pacific Oak Capital Advisors and as a result of the sale, the property was classified as held for sale as of June 30, 2025.

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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, which could cause our actual results to differ materially from those presented in our forward-looking statements:
•We have substantial indebtedness maturing over the 12-month period ending June 30, 2026. Considering the current real estate lending environment, this raises substantial doubt as to our ability to continue as a going concern for at least one year from the date the financial statements are issued. If we are unable to repay, refinance or extend maturing debt, the lenders or bondholders may declare events of default and seek to foreclose on the underlying collateral. There is no assurance that we will be able to satisfy, refinance or extend the maturing debt, and even if we do, we may still be adversely affected if substantial principal paydowns are required.
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
All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended March 31, 2025, each as filed with the Securities and Exchange Commission (the “SEC”), and the risks identified in Part II, Item 1A herein.
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
As of June 30, 2025, we had bonds outstanding of 1.1 billion Israeli new shekels ($331.3 million as of June 30, 2025) (“Series Bonds”), of which 142.0 million Israeli new shekels ($42.1 million as of June 30, 2025) were collateralized by real estate (specified lands in Park Highlands and Richardson). The Series Bonds principal payments are due on dates ranging from January 2026 to February 2029 with annual interest rates of 4.43% to 10.50%. The deeds of trust that govern the terms of the Series Bonds contain various financial covenants. As of June 30, 2025, we were in compliance with all of these financial debt covenants.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
As of June 30, 2025, we consolidated eight office complexes, encompassing, in the aggregate, 2.8 million rentable square feet, one office property held for sale, one residential home portfolio consisting of 2,078 residential homes, one apartment property containing 317 units, one hotel property with 196 rooms, three investments in undeveloped land with approximately 247 developable acres, one office/retail development property and held an interest in two investments in unconsolidated entities and one investment in real estate equity securities.
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
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures and corporate general and administrative expenses. Cash flow from operations from our real estate investments is primarily dependent upon the occupancy levels of our properties, the net effective rental rates on our leases, the collectability of rent and operating recoveries from our tenants and how well we manage our expenditures. As of June 30, 2025, our office complexes were collectively 64% occupied, our residential home portfolio was 92% occupied and our apartment property was 90% occupied.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended June 30, 2025 did not exceed the charter-imposed limitation.
For the six months ended June 30, 2025, our cash needs for capital expenditures and debt requirements were met with proceeds from dispositions of real estate, proceeds from debt financing and cash on hand, except where otherwise noted. Operating cash needs during the same period were met through cash flow generated by our real estate and real estate-related investments and cash on hand. As of June 30, 2025, we had outstanding debt obligations in the aggregate principal amount of $874.7 million, with a weighted-average remaining term of 1.3 years. As of June 30, 2025, we had $554.2 million of debt obligations scheduled to mature over the period from July 1, 2025 through June 30, 2026. This raises substantial doubt as to our ability to continue as a going concern for at least one year from the date the financial statements are issued. Of these debt obligations $71.8 million have extension options if we comply with certain debt covenants that may include one or a combination of the following ratios: debt-to-value, debt yield, minimum equity requirements and debt service coverage. In order to satisfy obligations as they mature, we plan to utilize extension options available in the respective loan agreements, may seek to refinance certain debt instruments, may market one or more properties for sale or may negotiate a turnover of one or more secured properties back to the related mortgage lender. Timing mismatches between cash inflows from asset sales and financings and outflows due to capital expenditures, interest payments and debt maturities are creating a challenge from a liquidity perspective. In recent years, we have accessed debt capital through the Israeli capital markets, but that source of debt capital may be limited in the future because of changing market and geopolitical conditions. Our mortgage loans are primarily

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
non-recourse to us, meaning the lender’s recourse is to take possession of the underlying property. It is possible we may choose not to repay or refinance some of the maturing loans, which would ultimately result in losing possession of the underlying property. There can be no assurance as to the certainty or timing of any of our plans. As a result of our upcoming loan maturities and required principal paydowns, the challenging commercial real estate markets as well as general market instability, management’s plans may not be considered probable and thus do not alleviate substantial doubt about our ability to continue as a going concern for at least one year from the date the financial statements are issued.
As of June 30, 2025, we have deferred the payment of $16.3 million of asset management fees to our advisor to provide us with an additional source of short-term liquidity. During the six months ended June 30, 2025, we entered into loan agreements with our advisor. As of June 30, 2025, the outstanding loan balance was $10.0 million, carried an annual interest rate of 10%, and matures to the earlier of June 30, 2028 or a triggering event. Additionally, the loan is secured by equity of PORT.
Guarantee Agreements
As of June 30, 2025, and as part of the previous 110 William Joint Venture debt and equity restructuring, we guaranteed: all debt servicing costs and timely debt payments, completion for the construction and development of tenant improvement work, and recourse obligations. The related debt has an initial maturity of July 5, 2026, and guarantee amounts are due upon occurrence of any one triggering event. As of June 30, 2025, the 110 William Joint Venture had $326.3 million of variable-rate debt outstanding that was subject to our guarantee. The debt was collateralized by the underlying real estate and the initial maturity date of July 5, 2026 may be extended under certain circumstances.
As of June 30, 2025, and as part of the Georgia 400, Madison Square, and Lincoln Court mortgage loans, we guaranteed the payment of $58.0 million, whereby we would be required to make payments in the event that we turned the properties over to the lenders. Subsequent to June 30, 2025 and due to the sale of Georgia 400 Center, we no longer guaranteed $5.9 million related to this mortgage loan.
Cash Flows from Operating Activities
As of June 30, 2025, we consolidated eight office complexes, encompassing, in the aggregate, approximately 2.8 million rentable square feet and these properties were 64% occupied and had one office property held for sale. In addition, we owned one residential home portfolio consisting of 2,078 residential homes, and one apartment properties containing 317 units, which were 92% and 90% occupied, respectively. We also owned one hotel property with 196 rooms, three investments in undeveloped land with approximately 247 developable acres, and one office/retail development property, and held an interest in two investments in unconsolidated entities and one investment in real estate equity securities. During the six months ended June 30, 2025, net cash used in operating activities was $8.7 million. We expect that our cash flows from operating activities will increase in future periods as a result of leasing additional space that is currently unoccupied and anticipated future acquisitions of real estate and real estate-related investments. However, our cash flows from operating activities may decrease to the extent that we dispose of additional assets.
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
Investments made in or through PORT are excluded from the calculation of the asset management fee we pay to our advisor. In addition to other fees described in the advisory agreement between PORT and the PORT Advisor, PORT pays PORT Advisor a quarterly asset management fee equal to 0.25% (1.0% annually) on the aggregate value of PORT’s assets, as determined in accordance with our valuation guidelines, as of the end of each quarter.
Cash Flows from Investing Activities
Net cash used in investing activities was $8.5 million for the six months ended June 30, 2025, and consisted primarily of improvements to real estate of $6.4 million and advances to affiliate of $2.3 million.
Cash Flows from Financing Activities
Net cash used in financing activities was $17.0 million for the six months ended June 30, 2025 and consisted primarily of principal payments on notes and bonds payable of $26.6 million and partially offset by proceeds from loans from our advisor of $10.0 million.
In order to execute our investment strategy, we utilize secured debt, and we may, to the extent available, utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. There is no limitation on the amount we may borrow for any single investment. Our charter does not limit us from incurring debt until our aggregate borrowings would exceed 300% of our net assets, which approximates aggregate liabilities of 75% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves); however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of June 30, 2025, liabilities were within the limits stated in our charter.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of June 30, 2025 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2025	2026-2027	2028-2029	Thereafter
Outstanding debt obligations (1)	$874,660	$214,642	$543,952	$116,066	$—
Interest payments on outstanding debt obligations (2)	79,654	26,265	45,264	8,125	—
Finance lease obligation (3)	52,761	198	792	792	50,979
Development obligations (4)	9,188	8,420	768	—	—
Related party loan and interest (2)(5)	13,329	829	2,000	10,500	—
_____________________
(1) Amounts include principal payments based on the outstanding principal amounts, maturity dates and foreign currency rates in effect as of June 30, 2025.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates, foreign currency rates and interest rates in effect as of June 30, 2025.
(3) Amounts are related to a leasehold interest expiring on 2114.
(4) Amounts are development obligations related to previous sales of Park Highlands land.
(5) Amounts are related to loans and related accrued interest due to our advisor.
Results of Operations

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Overview
As of June 30, 2025, we consolidated eight office complexes, encompassing, in the aggregate, approximately 2.8 million rentable square feet, one office property held for sale, one residential home portfolio consisting of 2,078 residential homes, one apartment properties containing 317 units, one hotel property with 196 rooms, three investments in undeveloped land with approximately 247 developable acres, one office/retail development property, held an interest in two investments in unconsolidated entities and one investment in real estate equity securities.
Our results of operations for the three and six months ended June 30, 2025, may not be indicative of those in future periods due to acquisition and disposition activities. Additionally, the occupancy in our office complexes has not been stabilized. As of June 30, 2025, our office complexes were collectively 64% occupied, our residential home portfolio was 92% occupied and our apartment property was 90% occupied. However, due to the amount of near-term lease expirations, we do not put significant emphasis on quarterly changes in occupancy (positive or negative) in the short run. Our underwriting and valuations are generally more sensitive to “terminal values” that may be realized upon the disposition of the assets in the portfolio and less sensitive to ongoing cash flows generated by the portfolio in the years leading up to an eventual sale. There are no guarantees that the occupancy of our assets will increase, or that we will recognize a gain on the sale of our assets. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of leasing additional space and acquiring additional assets but decrease due to disposition activity.
Comparison of the three months ended June 30, 2025 versus the three months ended June 30, 2024
The following table provides summary information about our results of operations for the three months ended June 30, 2025 and 2024 (dollar amounts in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/Dispositions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2025	2024
Rental income	$28,772	$30,612	$(1,840)	(6)%	$(2,307)	$467
Hotel revenues	1,737	2,235	(498)	(22)%	—	(498)
Other operating income	960	962	(2)	—%	—	(2)
Operating, maintenance, and management	11,591	11,183	408	4%	(518)	926
Real estate taxes and insurance	5,420	6,556	(1,136)	(17)%	(481)	(655)
Hotel expenses	1,637	1,784	(147)	(8)%	—	(147)
Asset management fees to affiliate	2,739	3,872	(1,133)	(29)%	(234)	(899)
General and administrative expenses	3,361	4,541	(1,180)	(26)%	—	(1,180)
Foreign currency transaction loss (gain), net	30,141	(7,368)	37,509	(509)%	n/a	n/a
Depreciation and amortization	10,366	10,380	(14)	—%	(859)	845
Interest expense, net	17,151	18,008	(857)	(5)%	(1,403)	546
Impairment charges on real estate and related intangibles	51,979	21,026	30,953	147%	n/a	n/a
Loss from unconsolidated entities, net	(6,769)	(8,653)	1,884	(22)%	—	1,884
Other income	234	283	(49)	(17)%	n/a	n/a
Gain (loss) on real estate equity securities, net	962	(1,282)	2,244	(175)%	127	2,117
Gain on sale of real estate	1,080	167	913	547%	913	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended June 30, 2025, compared to the three months ended June 30, 2024 related to real estate and real estate-related investments acquired or disposed on or after July 1, 2024.
(2) Represents the dollar amount increase (decrease) for the three months ended June 30, 2025, compared to the three months ended June 30, 2024 with respect to real estate and real estate-related investments owned by us during the entirety of both periods presented.
Rental income decreased to $28.8 million for the three months ended June 30, 2025, from $30.6 million for the three months ended June 30, 2024, primarily due to the disposition of 76 residential homes and one apartment property, which resulted in a decrease in rental income of approximately $2.3 million. The occupancy rates and income for properties held throughout both periods remained consistent for the three months ended June 30, 2025 and 2024, except for a slight decrease in occupancy rates for office complexes. We expect rental income to increase in future periods as a result of new lease activity, but to decrease to the extent we dispose of properties or from naturally expiring leases.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Operating, maintenance, and management expenses increased to $11.6 million for the three months ended June 30, 2025, from $11.2 million for the three months ended June 30, 2024. The increase was primarily due to $1.0 million of asset management fees related to PORT being recognized in operating, maintenance, and management due to the advisor for PORT no longer being an affiliate as of December 2024 and partially offset by decreases of $0.5 million related to dispositions.
Foreign currency transaction loss was $30.1 million for the three months ended June 30, 2025 and a $7.4 million foreign currency transaction gain for the three months ended June 30, 2024, primarily due to the outstanding Series Bonds being denominated in Israeli new shekel and experienced unfavorable exchange rates during the three months ended June 30, 2025. We expect to recognize foreign transaction gains and losses due to changes in the value of the U.S. dollar relative to the Israeli new shekel, which may be offset with foreign currency derivative hedges in future periods, and changes in the level of foreign currency exposure.
Interest expense, net decreased to $17.2 million for the three months ended June 30, 2025, from $18.0 million for the three months ended June 30, 2024, primarily due to the decrease in the weighted-average variable rate to 6.6% as of June 30, 2025, from 8.2% as of June 30, 2024. The decrease in the weighted-average variable rate is primarily due to a decrease in the SOFR rates. Additionally, the weighted-average fixed rate decreased to 5.2% as of June 30, 2025, from 5.6% as of June 30, 2024, primarily due to the partial repayment of Series C bonds. Our interest expense in future periods will vary based on interest rates on variable and fixed rate debt, the amount of interest capitalized, level of future borrowings, interest rate derivative instruments, and the impact of refinancing efforts.
Impairment charges on real estate and related intangibles increased to $52.0 million for the three months ended June 30, 2025 from $21.0 million for the three months ended June 30, 2024. We impaired six strategic opportunistic properties and one hotel during the three months ended June 30, 2025 due to declines in market conditions and projected cash flows, changes in sales comparisons, and quoted prices. We impaired two strategic opportunistic properties during the three months ended June 30, 2024 due to declines in market conditions and projected cash flows.
Comparison of the six months ended June 30, 2025 versus the six months ended June 30, 2024
The following table provides summary information about our results of operations for the six months ended June 30, 2025 and 2024 (dollar amounts in thousands):

	Six Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Dispositions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2025	2024
Rental income	$57,018	$61,822	$(4,804)	(8)%	$(4,682)	$(122)
Hotel revenues	4,622	5,039	(417)	(8)%	—	(417)
Other operating income	1,935	1,950	(15)	(1)%	—	(15)
Operating, maintenance, and management	23,611	22,086	1,525	7%	(1,084)	2,609
Real estate taxes and insurance	10,903	13,031	(2,128)	(16)%	(948)	(1,180)
Hotel expenses	3,373	3,652	(279)	(8)%	—	(279)
Asset management fees to affiliate	5,396	7,974	(2,578)	(32)%	(466)	(2,112)
General and administrative expenses	6,211	7,793	(1,582)	(20)%	—	(1,582)
Foreign currency transaction loss (gain), net	24,157	(11,280)	35,437	(314)%	n/a	n/a
Depreciation and amortization	20,048	21,129	(1,081)	(5)%	(1,706)	625
Interest expense, net	33,294	34,782	(1,488)	(4)%	(2,698)	1,210
Impairment charges on real estate and related intangibles	51,979	60,291	(8,312)	(14)%	n/a	n/a
Loss from unconsolidated entities, net	(14,266)	(16,730)	2,464	(15)%	—	2,464
Other income	1,016	738	278	38%	n/a	n/a
Gain (loss) on real estate equity securities, net	962	(16,632)	17,594	(106)%	1,168	16,426
Gain on sale of real estate	1,244	619	625	101%	625	n/a
Income tax provision	(830)	—	(830)	100%	3,662	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 related to real estate and real estate-related investments acquired or disposed on or after July 1, 2024.
(2) Represents the dollar amount increase (decrease) for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 with respect to real estate and real estate-related investments owned by us during the entirety of both periods presented.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Rental income decreased to $57.0 million for the six months ended June 30, 2025, from $61.8 million for the six months ended June 30, 2024, primarily due to the disposition of 76 residential homes and one apartment property, which resulted in a decrease in rental income of approximately $4.7 million. The occupancy rates and income for properties held throughout both periods remained consistent for the six months ended June 30, 2025 and 2024, except for a slight decrease in occupancy rates for office complexes. We expect rental income to increase in future periods as a result of new lease activity, but to decrease to the extent we dispose of properties or from naturally expiring leases.
Operating, maintenance, and management expenses increased to $23.6 million for the six months ended June 30, 2025, from $22.1 million for the six months ended June 30, 2024. The increase was primarily due to $2.0 million of asset management fees related to PORT being recognized in operating, maintenance, and management due to the advisor for PORT no longer being an affiliate as of December 2024 and partially offset by decreases of $1.1 million related to dispositions.
Foreign currency transaction loss was $24.2 million for the six months ended June 30, 2025 and a $11.3 million foreign currency transaction gain the six months ended June 30, 2024, primarily due to the outstanding Series Bonds being denominated in Israeli new shekels and more favorable exchange rates during the six months ended June 30, 2025. We expect to recognize foreign transaction gains and losses due to changes in the value of the U.S. dollar relative to the Israeli new shekel, which may be offset with foreign currency derivative hedges in future periods, and changes in the level of foreign currency exposure.
Interest expense, net decreased to $33.3 million for the six months ended June 30, 2025, from $34.8 million for the six months ended June 30, 2024, primarily due to the decrease in the weighted-average variable rate to 6.6% as of June 30, 2025, from 8.2% as of June 30, 2024. The decrease in the weighted-average variable rate is primarily due to a decrease in the SOFR rates. Additionally, the weighted-average fixed rate decreased to 5.2% as of June 30, 2025, from 5.6% as of June 30, 2024, primarily due to the partial repayment of Series C bonds. Our interest expense in future periods will vary based on interest rates on variable and fixed rate debt, the amount of interest capitalized, level of future borrowings, interest rate derivative instruments, and the impact of refinancing efforts.
Impairment charges on real estate and related intangibles decreased to $52.0 million for the six months ended June 30, 2025 from $60.3 million for the six months ended June 30, 2024. We impaired six strategic opportunistic properties and one hotel during the six months ended June 30, 2025 due to declines in market conditions and projected cash flows, changes in sales comparisons, and quoted prices. We impaired three strategic opportunistic properties and one hotel during the six months ended June 30, 2024 due to declines in market conditions and projected cash flows.
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
Although MFFO includes other adjustments, the exclusion of straight-line rent, the amortization of above- and below market leases, amortization of premium or discount on bond and notes payable, mark-to-market foreign currency transaction adjustments and extinguishment of debt are the most significant adjustments for the periods presented. We have excluded these items based on the following economic considerations:
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
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculations of MFFO and Adjusted MFFO, for the three and six months ended June 30, 2025 and 2024 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net loss attributable to common stockholders	$(106,634)	$(44,221)	$(126,433)	$(120,694)
Depreciation and amortization	10,366	10,380	20,048	21,129
Impairment charges on real estate and related intangibles	51,979	21,026	51,979	60,291
Gain on sale of real estate	(1,080)	(167)	(1,244)	(619)
(Gain) loss on real estate equity securities, net	(962)	1,282	(962)	16,632
Adjustments for noncontrolling interests (1)	(670)	(1,345)	(839)	(1,835)
Adjustments for investments in unconsolidated entities (2)	1,068	829	2,089	2,664
FFO attributable to common stockholders	(45,933)	(12,216)	(55,362)	(22,432)
Straight-line rent and amortization of above- and below-market leases	561	(356)	867	(491)
Amortization of premium and discount on notes and bonds payable, net	576	895	1,197	1,845
Unrealized loss (gain) on interest rate caps	1	(169)	7	(417)
Foreign currency transaction loss (gain), net	30,141	(7,368)	24,157	(11,280)
Adjustments for noncontrolling interests (1)	16	7	31	4
Adjustments for investments in unconsolidated entities (2)	375	737	980	1,259
MFFO attributable to common stockholders	(14,263)	(18,470)	(28,123)	(31,512)
Other capitalized operating expenses (3)	(623)	(1,365)	(1,000)	(2,667)
Income tax provision	—	—	(830)	—
Adjusted MFFO attributable to common stockholders	$(14,886)	$(19,835)	$(29,953)	$(34,179)
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
Whitehawk Loan and Series C Bonds Payoff
In July 2025, we entered into a credit agreement with Whitehawk Capital Partners LP for a loan of $80.0 million. The loan has an annual interest rate of one-month SOFR plus 6.50% with a SOFR floor of 3.50% and a maturity date of the earlier of December 1, 2027 or upon disposition of securitized Park Highlands land. The December 1, 2027 maturity date may be extended to March 1, 2028, assuming no event of default. The loan is secured by our undeveloped lands in Park Highlands and Richardson and 210 West 31st Street, a development property. As a result of entering into the loan, we paid all outstanding Series C bonds of 142.0 million Israeli new shekels ($42.2 million as of July 29, 2025) and was subject to a 5.0 million Israeli new shekels ($1.5 million as of July 29, 2025) early pay interest penalty.
Real Estate Sale
In July 2025, we sold Georgia 400 Center, an office property, for gross sale proceeds of $39.1 million, before closing costs and credits. In connection with the sale, we repaid $39.5 million of the outstanding principal due under the secured mortgage loan. The purchaser was not affiliated with us or our advisor.

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
As of June 30, 2025, we held 40.2 million Israeli new shekels and 10.4 million Israeli new shekels in cash and restricted cash, respectively. In addition, as of June 30, 2025, we had Series Bonds outstanding and the related interest payable in the amounts of 1.1 billion Israeli new shekels and 27.3 million Israeli new shekels, respectively. Foreign currency exchange rate risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates. Based solely on the remeasurement for the six months ended June 30, 2025, if foreign currency exchange rates were to increase or decrease by 10%, our net income would increase or decrease by approximately $33.1 million for the same period. The foreign currency transaction income or loss as a result of the change in foreign currency exchange rates does not take into account any gains or losses on our foreign currency collar as a result of such change, which would reduce our foreign currency exposure.
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of June 30, 2025, the fair value of our bonds was $272.6 million and the outstanding principal balance was $331.3 million. The fair value estimates of the Series Bonds were calculated based on the Tel Aviv Stock Exchange for each bond. As of June 30, 2025, excluding the Series Bonds, the fair value of our fixed rate debt was $183.0 million and the outstanding principal balance of our fixed rate debt was $190.2 million. The fair value estimate of our fixed rate debt, excluding the Series Bonds, was calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of June 30, 2025. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. Based on interest rates as of June 30, 2025, if interest rates were 100 basis points higher or lower during the 12 months ending June 30, 2025, interest expense on our variable rate debt would increase or decrease by $3.6 million.
The weighted-average interest rates of our fixed rate debt and variable rate debt as of June 30, 2025 were 5.2% and 6.6%, respectively. The interest rate and weighted-average interest rate represent the actual interest rate in effect as of June 30, 2025 (consisting of the contractual interest rate and the effect of contractual floor rates, if applicable), using interest rate indices as of June 30, 2025 where applicable.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 3. Quantitative and Qualitative Disclosures about Market Risk (continued)

We are exposed to financial market risk with respect to our real estate equity securities. Financial market risk is the risk that we will incur economic losses due to adverse changes in our real estate equity security prices. Our exposure to changes in real estate equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a real estate equity security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. In addition, amounts realized in the sale of a particular security may be affected by the relative quantity of the real estate equity security being sold. As of June 30, 2025, we owned real estate equity securities with a book value of $14.1 million. Based solely on the prices of real estate equity securities as of June 30, 2025, if prices were to increase or decrease by 10%, our net income would increase or decrease by approximately $1.4 million.

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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
In addition to the risk factors discussed below, please see the risk factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended March 31, 2025, each as filed with the SEC.
We have substantial indebtedness maturing over the 12-month period ending June 30, 2026. Considering the current real estate lending environment, this raises substantial doubt as to our ability to continue as a going concern for at least one year from the date the financial statements are issued. If we are unable to repay, refinance or extend maturing debt, the lenders or bondholders may declare events of default and seek to foreclose on the underlying collateral. There is no assurance that we will be able to satisfy, refinance or extend the maturing debt, and even if we do, we may still be adversely affected if substantial principal paydowns are required.
As of June 30, 2025, we had debt obligations in the aggregate principal amount of $874.7 million, with a weighted-average remaining term of 1.3 years. As of June 30, 2025, we had $554.2 million of debt obligations scheduled to mature over the period from July 1, 2025 through June 30, 2026, of which $71.8 million had available extension options if we comply with certain debt covenants that may include one or a combination of the following ratios: debt-to-value, debt yield, minimum equity requirements and debt service coverage. In order to satisfy obligations as they mature, we may: (i) utilize extension options (if available) in the respective loan agreements, (ii) make partial loan repayments to meet debt covenant requirements, (iii) seek to refinance or restructure certain debt instruments, (iv) sell real estate properties or equity securities to convert to cash to make principal payments, or (v) may negotiate a turnover of one or more secured properties back to the related mortgage lender and remit payment for any associated loan guarantee. There can be no assurances as to the certainty or timing of management’s plans, as certain elements of management’s plans are outside our control, including our ability to sell assets or successfully refinance or restructure certain of our debt obligations. If we are unable to meet loan compliance tests and/or repay, refinance or extend maturing mortgage loans, the lenders or bondholders may declare events of default and will have the right to sell or dispose of the collateral and/or enforce and collect the collateral securing the loans, which would negatively affect our results of operations, financial condition, cash flows, asset valuations and ability to continue as a going concern.
Continued non-compliance with the minimum equity bond covenants and further bond rating downgrades may cause the Series B and Series D bonds to become due and payable.
As of June 30, 2025, we had Series B and Series D bonds outstanding of $289.2 million and also as of June 30, 2025, we expect to be out of compliance for the following financial covenants for the Series B and Series D bonds: the consolidated equity capital covenant and the net adjusted financial debt ratio to the net CAP, as defined under the deed of trusts for the quarters ended June 30, 2025 and September 30, 2025. If we are out of compliance for two consecutive quarters, the Series B and Series D bonds may become due and payable. Additionally, the bonds have experienced recent downgrades in the bond ratings. In July 2025, S&P Global Ratings Maalot announced an update to the rating for the Series B and Series D bonds from to ilA to ilBBB. Further rating downgrades would constitute a covenant violation, if the Series B and Series D bonds drops lower than an ilBBB rating. This violation may also cause the Series B and Series D bonds to become due and payable. We may seek to obtain waivers for non-compliance of these covenants or negotiate with bondholders for more favorable terms. We may be unsuccessful in bondholders negotiations and it would severely impact our liquidity position.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
a)During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.
b)Not applicable.
c)On July 16, 2024, our board of directors indefinitely suspended our share redemption program, effective July 30, 2024 due to our liquidity position. Accordingly, we did not redeem or repurchase any shares of our common stock during the six months ended June 30, 2025.

Item 3. Defaults upon Senior Securities

PART II. OTHER INFORMATION (CONTINUED)
The Crown Pointe Mortgage Loan of $54.7 million matured on April 1, 2025. On April 21, 2025, we entered into a forbearance agreement for the Crown Pointe Mortgage Loan which provides for the acknowledgment of an existing event of default and the lender’s agreement to forbear from exercising its remedies until September 30, 2025.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
c) During the quarterly period ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

4.2	Fifth Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2015

10.1	Amended and Restated Loan Agreement by and between Pacific Oak Strategic Opportunity Limited Partnership and Pacific Oak Capital Advisors, LLC, effective June 26, 2025

10.2	Amended and Restated Promissory Note by Pacific Oak Strategic Opportunity Limited Partnership, effective June 26, 2025

10.3	Pledge and Security Agreement by SOR PORT Holdings, LLC, effective June 26, 2025

10.4	Form of Indemnification Agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Twelfth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K filed December 4, 2020

99.2	Amendment No. 1 to the Twelfth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed August 6, 2021

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.

Date:	August 13, 2025	By:	/S/ KEITH D. HALL
Keith D. Hall
Chief Executive Officer and Director
(principal executive officer)

Date:	August 13, 2025	By:	/S/ PETER MCMILLAN III
Peter McMillan III
Chairman of the Board, President and Director
(principal financial officer)