Form 10-Q
period 2025-09-30
Pacific Oak Strategic Opportunity REIT, Inc.
filed 2025-11-14
CIK 1452936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

 FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 000-54382
______________________________________________________
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
(Exact Name of Registrant as Specified in Its Charter)
______________________________________________________

Maryland	26-3842535
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
3200 Park Center Dr., Suite 800
Costa Mesa, California	92626
(Address of Principal Executive Offices)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of November 12, 2025, there were 102,951,395 outstanding shares of common stock of Pacific Oak Strategic Opportunity REIT, Inc.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
FORM 10-Q
September 30, 2025

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Real estate held for investment, net	$645,871	$725,701
Real estate held for sale, net	58,475	158,378
Real estate equity securities	14,758	13,154
Total real estate and real estate-related investments, net	719,104	897,233
Cash and cash equivalents	19,991	56,000
Restricted cash	51,109	42,376
Investments in unconsolidated entities	64,166	88,087
Due from affiliate	2,317	—
Rents and other receivables, net	15,446	14,013
Prepaid expenses and other assets	12,666	14,695
Other assets related to real estate held for sale, net	—	12,552
Total assets	$884,799	$1,124,956
Liabilities and (deficit) equity
Notes payable related to real estate held for investment, net	$510,775	$438,640
Bonds payable, net	290,276	319,394
Notes payable related to real estate held for sale, net	66,670	107,258
Notes and bonds payable, net	867,721	865,292
Accounts payable and accrued liabilities	26,403	30,492
Due to affiliate	25,107	12,660
Other liabilities	52,352	57,302
Other liabilities related to real estate held for sale	4,775	3,407
Total liabilities	976,358	969,153
Commitments, contingencies and guarantees (Note 9)
(Deficit) equity
Stockholders’ (deficit) equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 102,951,395 shares issued and outstanding as of September 30, 2025 and December 31, 2024	1,030	1,030
Additional paid-in capital	898,602	898,682
Cumulative distributions and net loss	(984,919)	(740,770)
Total stockholders’ (deficit) equity	(85,287)	158,942
Noncontrolling interests	(6,272)	(3,139)
Total (deficit) equity	(91,559)	155,803
Total liabilities and (deficit) equity	$884,799	$1,124,956
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Rental income	$26,556	$30,223	$83,574	$92,045
Hotel revenues	1,000	1,186	5,622	6,225
Other operating income	938	1,028	2,872	2,977
Total revenues	28,494	32,437	92,068	101,247
Expenses:
Operating, maintenance, and management	11,277	11,791	34,888	33,877
Real estate taxes and insurance	4,564	5,618	15,466	18,649
Hotel expenses	1,245	1,363	4,619	5,016
Asset management fees to affiliate	2,298	3,901	7,694	11,875
General and administrative expenses	2,315	2,314	8,525	10,108
Foreign currency transaction loss (gain), net	5,906	4,556	30,063	(6,724)
Depreciation and amortization	7,694	10,276	27,742	31,405
Interest expense, net (1)	19,815	20,585	53,109	55,366
Impairment charges on real estate and related intangibles	76,797	15,800	128,776	76,090
Impairment charges on goodwill	949	—	949	—
Total expenses	132,860	76,204	311,831	235,662
Other (loss) income:
Loss from unconsolidated entities, net	(8,558)	(9,801)	(22,824)	(26,531)
Other income	252	379	1,268	1,117
Gain (loss) on real estate equity securities, net	642	8,726	1,604	(7,905)
Loss on sale of real estate, net	(7,636)	(1,243)	(6,392)	(624)
Loss on extinguishment of debt, net	(1,045)	—	(1,045)	—
Total other loss, net	(16,345)	(1,939)	(27,389)	(33,943)
Net loss before income taxes	(120,711)	(45,706)	(247,152)	(168,358)
Income tax benefit	830	—	—	—
Net loss	(119,881)	(45,706)	(247,152)	(168,358)
Net loss attributable to noncontrolling interests	2,165	1,981	3,003	3,939
Net loss attributable to common stockholders	$(117,716)	$(43,725)	$(244,149)	$(164,419)
Net loss per common share, basic and diluted	$(1.14)	$(0.42)	$(2.37)	$(1.59)
Weighted-average number of common shares outstanding, basic and diluted	102,951,395	102,969,498	102,951,395	103,128,083
_____________________
(1) Includes related party interest expense of $0.3 million and $0.6 million for the three and nine months ended September 30, 2025. There was no related party interest expense for the three and nine months ended September 30, 2024. Refer to Note 6 for additional details.
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF (DEFICIT) EQUITY
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Loss	Total Stockholders' (Deficit) Equity	Noncontrolling Interests	Total (Deficit) Equity
	Shares	Amounts
Balance, June 30, 2025	102,951,395	$1,030	$898,602	$(867,203)	$32,429	$(4,132)	$28,297
Net loss	—	—	—	(117,716)	(117,716)	(2,165)	(119,881)
Noncontrolling interest contribution	—	—	—	—	—	25	25
Balance, September 30, 2025	102,951,395	$1,030	$898,602	$(984,919)	$(85,287)	$(6,272)	$(91,559)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance, June 30, 2024	103,016,968	$1,030	$899,052	$(760,627)	$139,455	$(617)	$138,838
Net loss	—	—	—	(43,725)	(43,725)	(1,981)	(45,706)
Transfers to redeemable common stock, net	—	—	1,860	—	1,860	—	1,860
Noncontrolling interest contributions	—	—	—	—	—	96	96
Noncontrolling interest distribution	—	—	(1,705)	—	(1,705)	(632)	(2,337)
Redemptions of common stock	(65,573)	—	(525)	—	(525)	—	(525)
Balance, September 30, 2024	102,951,395	$1,030	$898,682	$(804,352)	$95,360	$(3,134)	$92,226

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Loss	Total Stockholders' (Deficit) Equity	Noncontrolling Interests	Total (Deficit) Equity
	Shares	Amounts
Balance, December 31, 2024	102,951,395	$1,030	$898,682	$(740,770)	$158,942	$(3,139)	$155,803
Net loss	—	—	—	(244,149)	(244,149)	(3,003)	(247,152)
Noncontrolling interest contribution	—	—	—	—	—	35	35
Noncontrolling interest distributions	—	—	(80)	—	(80)	(165)	(245)
Balance, September 30, 2025	102,951,395	$1,030	$898,602	$(984,919)	$(85,287)	$(6,272)	$(91,559)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance, December 31, 2023	103,310,648	$1,033	$901,049	$(639,933)	$262,149	$1,215	$263,364
Net loss	—	—	—	(164,419)	(164,419)	(3,939)	(168,358)
Transfers from redeemable common stock payable, net	—	—	2,217	—	2,217	—	2,217
Noncontrolling interest contributions	—	—	—	—	—	493	493
Noncontrolling interest distributions	—	—	(1,705)	—	(1,705)	(903)	(2,608)
Redemptions of common stock	(359,253)	(3)	(2,879)	—	(2,882)	—	(2,882)
Balance, September 30, 2024	102,951,395	$1,030	$898,682	$(804,352)	$95,360	$(3,134)	$92,226
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(247,152)	$(168,358)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment charges on real estate and related intangibles	128,776	76,090
Impairment of goodwill	949	—
Loss from unconsolidated entities, net	22,824	26,531
Deferred rent	1,158	(906)
Provision for credit loss	1,780	1,936
Depreciation and amortization	27,742	31,405
(Gain) loss on real estate equity securities, net	(1,604)	7,905
Loss on sale of real estate, net	6,392	624
Loss on extinguishment of debt, net	1,045	—
Amortization of deferred financing costs and debt discount and premium, net	5,403	7,279
Foreign currency transaction loss (gain), net	30,063	(6,724)
Changes in assets and liabilities:
Rents and other receivables, net	(293)	(1,224)
Prepaid expenses and other assets	659	(2,007)
Accounts payable and accrued liabilities	(2,446)	(2,623)
Due to affiliate	2,447	3,987
Other liabilities	(1,040)	5,417
Net cash used in operating activities	(23,297)	(20,668)
Cash Flows from Investing Activities:
Proceed from sales of real estate, net	34,035	87,411
Improvements to real estate	(9,157)	(22,039)
Advances to affiliate	(2,317)	—
Payments on development obligations	(3,012)	(7,333)
Distribution of capital from an unconsolidated entity	757	1,497
Purchase of interest rate caps	—	(1,447)
Proceeds from interest rate caps	—	2,439
Contributions to an unconsolidated entity	—	(63,376)
Payments on foreign currency derivatives, net	—	(478)
Proceeds from the sale of real estate equity securities	—	16,379
Net cash provided by investing activities	20,306	13,053
Cash Flows from Financing Activities:
Advances from affiliate loans	10,000	—
Principal payments on notes and bonds payable	(109,260)	(273,173)
Noncontrolling interest contributions	35	493
Noncontrolling interest distributions	(245)	(2,608)
Proceeds from notes and bonds payable	80,000	179,787
Payments of deferred financing costs	(3,699)	(6,454)
Prepayment penalties on extinguishment of debt	(1,473)	—
Redemptions of common stock	—	(2,882)
Net cash used in financing activities	(24,642)	(104,837)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	357	1,570
Net decrease in cash, cash equivalents and restricted cash	(27,276)	(110,882)
Cash, cash equivalents and restricted cash, beginning of period	98,376	155,209
Cash, cash equivalents and restricted cash, end of period	$71,100	$44,327
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $1,552 and $3,474 for the nine months ended September 30, 2025 and 2024, respectively	$46,762	$49,136
Supplemental Disclosure of Significant Noncash Transaction:
Accrued development obligations	8,487	3,880
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
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
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.
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
Liquidity
The Company generally finances its real estate investments and operations using notes payable that are typically structured as non-recourse secured mortgages with original maturities of three to five years, with short-term extension options available upon the Company meeting certain debt extension covenants. Additionally, the Company has issued bonds in Israel to finance its real estate investments which have original maturities of three to six years. The Company has $877.0 million of debt obligations coming due within one year from the date the financial statements are issued, including debt obligations that are in technical default. Refer to Note 4 for additional details.
Additionally, on September 30, 2025, the Company’s Series B and Series D bonds (“Series Bonds”) were downgraded from ilBBB to ilB by S&P Global Ratings Maalot Ltd. and this constitutes an event of default and as a result, the bondholders have the right to declare the Series Bonds of 975.3 million Israeli new shekels ($295.0 million as of September 30, 2025) immediately due and payable.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2025
(unaudited)
In anticipation of an event of default related to the Series Bonds, on August 26, 2025, the Company, Pacific Oak SOR BVI, Pacific Oak Capital Advisors, and the bondholders’ trustee entered into a negotiation agreement (the “Standstill”). The Standstill remains in effect until the earlier of 20 days following Pacific Oak SOR BVI’s election to terminate the Standstilll or the date on which the bondholders resolves to accelerate any Series Bonds for immediate repayment. Additionally, the Standstill contains several operating guidelines, which includes requiring Pacific Oak SOR BVI to provide the bondholders’ trustee with any material developments and requiring bondholder approval prior to taking certain actions, among other restrictions. As of the date of filing, the Company is still in negotiations with the bondholders.
As a result of the downgrade on the Series Bonds, the Company also triggered an event of default with the WhiteHawk Capital Partners LP (“WhiteHawk”) loan of $80.0 million.
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
As a result of the commercial real estate lending environment, the current interest rate environment, leasing and transaction volume challenges in certain markets, and uncertainties of the negotiations with the bondholders, there can be no assurances as to the certainty or timing of management’s plans to be effectively implemented and as a result, management’s plans do not alleviate the substantial doubt. The Company's financial statements are prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Reclassifications
Certain amounts in the accompanying consolidated balance sheets have been reclassified to conform to the current period presentation. During the nine months ended September 30, 2025, the Company sold 17 residential homes and one strategic opportunistic property and two strategic opportunistic properties met the held for sale criteria as of September 30, 2025. As a result, certain assets and liabilities were reclassified to held for sale in the accompanying consolidated balance sheets for all periods presented. These reclassifications have not changed the results of operations of the prior period.
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
Recently Issued Accounting Standards Updates
In July 2025, the FASB issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments (Topic 326) - Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 amends ASC 326-20 to provide a practical expedient and an accounting policy election related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. ASU 2025-05 is effective for annual periods beginning after December 15, 2025, and interim reporting periods within that annual period, with early adoption permitted. The Company does not expect adoption of ASU 2025-05 to have a material impact on its consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2025
(unaudited)
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses. The ASU will require the Company to provide more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, selling, general and administrative expenses, and research and development). The ASU does not change the expense captions an entity presents on the face of the income statement. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the effect of this adoption on the Company’s disclosures.

3.REAL ESTATE
As of September 30, 2025, the Company consolidated six office complexes, encompassing, in the aggregate, 1.8 million rentable square feet and these properties were 66% occupied. In addition, the Company owned one residential home portfolio consisting of 2,078 residential homes, and one apartment property, containing 317 units, which were 92% and 86% occupied, respectively. The Company also owned one hotel property with 196 rooms, three investments in undeveloped land with 247 developable acres, and one office/retail development property. The following table summarizes the Company’s real estate held for investment as of September 30, 2025 and December 31, 2024, respectively (in thousands):

	September 30, 2025	December 31, 2024
Land	$149,441	$158,755
Buildings and improvements	566,308	669,556
Tenant origination and absorption costs	3,695	10,602
Total real estate, cost	719,444	838,913
Accumulated depreciation and amortization	(73,573)	(113,212)
Total real estate held for investment, net	$645,871	$725,701
Operating Leases
Certain of the Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2025, the leases, excluding options to extend, apartment leases and residential home leases, which have terms that are generally one year or less, had remaining terms of up to 14.9 years with a weighted-average remaining term of 3.6 years. Some of the leases have provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from tenants in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash and assumed in real estate acquisitions related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets totaled $6.1 million and $4.4 million as of September 30, 2025 and December 31, 2024, respectively.
As of September 30, 2025 and December 31, 2024, the cumulative deferred rent receivable balance, including unamortized lease incentive receivables, was $10.8 million and $12.6 million, respectively, and is included in rents and other receivables in the accompanying consolidated balance sheets. The cumulative deferred rent balance included $1.5 million of unamortized lease incentives as of September 30, 2025 and December 31, 2024.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2025
(unaudited)
As of September 30, 2025, the future minimum rental income from the Company’s office complexes held for investment, under non-cancelable operating leases was as follows (in thousands):

October 1, 2025 through December 31, 2025	$10,444
2026	39,754
2027	35,102
2028	29,378
2029	23,602
Thereafter	48,366
$186,646

Geographic Concentration Risk
As of September 30, 2025, the Company’s real estate investments in Texas represented 13% or $114.0 million, Tennessee represented 12% or $104.5 million, and in California represented 11% or $93.4 million of the Company’s total assets. As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in these real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
Hotel Property
The following table provides detailed information regarding the Company’s hotel revenues during the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Hotel revenues:
Room	$835	$994	$4,933	$5,407
Other	165	192	689	818
Hotel revenues	$1,000	$1,186	$5,622	$6,225
During the three months ended September 30, 2025, there was no advanced deposits as hotel revenues recognized. During the nine months ended September 30, 2025, the Company recognized hotel advanced deposits as hotel revenues of $0.3 million in the accompanying consolidated statements of operations.
During the three months ended September 30, 2024, there was no advanced deposits as hotel revenues recognized. During the nine months ended September 30, 2024, the Company recognized hotel advanced deposits as hotel revenues of $0.5 million in the accompanying consolidated statements of operations.
Contract Liabilities
The Company’s contract liabilities are comprised of: hotel advanced deposits, deferred proceeds received from the buyers of the Park Highlands land sales, and value of Park Highlands land that was contributed to a master association. As of September 30, 2025 and December 31, 2024, contract liabilities were $23.1 million and $25.7 million, respectively, which are included in other liabilities on the accompanying consolidated balance sheets.
During the three months ended September 30, 2025, there was no gain on sale of real estate recognized. During the nine months ended September 30, 2025, the Company recognized $1.2 million related to Park Highlands land contributed to a master association, as a gain on sale of real estate in the accompanying consolidated statements of operations.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2025
(unaudited)
Impairment of Real Estate
During the three and nine months ended September 30, 2025, the Company recorded impairment charges on real estate and related intangibles of $76.8 million and $128.8 million, respectively, to write down the carrying value of eight and nine, respectively, of the Company’s strategic opportunistic properties and one hotel to their estimated fair values due to declines in market conditions and projected cash flows, changes in sales comparisons, and also based on quoted prices.
During the three and nine months ended September 30, 2024, the Company recorded impairment charges on real estate and related intangibles of $15.8 million and $76.1 million, respectively, to write down the carrying value of four and five, respectively, of the Company’s strategic opportunistic properties and one hotel to their estimated fair values due to declines in market conditions and projected cash flows, changes in sales comparisons, and also based on a quoted price.
Real Estate Sales
In July 2025, the Company sold Georgia 400 Center, from the strategic opportunistic properties segment, for gross sale proceeds of $39.1 million, before closing costs and credits and recognized a loss on sale of real estate of $7.6 million. In connection with the sale, the Company repaid $39.5 million of the outstanding principal due under the secured mortgage loan and recognized a gain on extinguishment of debt of $0.9 million. The purchaser was not affiliated with the Company or Pacific Oak Capital Advisors and as a result of the sale, certain assets and liabilities were reclassified to held for sale on the consolidated balance sheets as of December 31, 2024.
In September 2024, the Company sold the Lofts at NoHo Commons, from the strategic opportunistic properties segment for gross sale proceeds of $92.5 million, before closing costs and credits and recognized a loss on sale of real estate of $0.4 million. In connection with the sale, the Company repaid $68.5 million of the outstanding principal due under the secured mortgage loan. The purchaser was not affiliated with the Company or Pacific Oak Capital Advisors.
Real Estate Held for Sale
As of September 30, 2025, two office complexes, within the strategic opportunistic properties segment met the held for sale criteria and the Company reclassified these properties in the accompanying consolidated balance sheets. The two office complexes were under contract to sell and are expected to close within twelve months. There can be no assurance that the Company will complete these transactions.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2025
(unaudited)
4.NOTES AND BONDS PAYABLE
As of September 30, 2025 and December 31, 2024, the Company’s notes and bonds payable consisted of the following (dollars in thousands):

	Book Value as of September 30, 2025	Book Value as of December 31, 2024	Contractual Interest Rate as of September 30, 2025 (1)	Effective Interest Rate at September 30, 2025 (1)	Payment Type (2)	Maturity Date (3)
Series B Bonds (4)	$117,434	$127,486	5.18%	5.18% (5)	(4)	01/31/2026 (5)
Series D Bonds (4)	177,575	161,436	11.00%	11.00% (5)	(4)	02/28/2029 (5)
PORT Mortgage Loan 1	31,793	31,792	4.74%	4.74%	Interest Only	10/01/2025 (6)
PORT Mortgage Loan 2	10,523	10,523	4.72%	4.72%	Interest Only	03/01/2026
PORT MetLife Loan 1 (7)	54,796	55,939	3.90%	3.90%	Interest Only	04/10/2026
PORT MetLife Loan 2 (7)	93,043	93,275	3.99%	3.99%	Interest Only	04/10/2026
Crown Pointe Mortgage Loan	54,738	54,738	SOFR + 2.30%	11.54% (8)	Interest Only	04/01/2025 (8)
Lincoln Court Mortgage Loan (7)	31,325	31,325	SOFR + 3.25%	12.49% (5)	Interest Only	08/07/2025 (5)
Madison Square Mortgage Loan (7)	20,040	20,722	WSJ Prime + 3.00% (9)	13.50% (5)	Interest Only	11/30/2025 (5)
Bank of America Mortgage Loan (10)	152,636	156,836	SOFR + 2.75%	9.99% (5)	Principal & Interest	09/01/2026 (5)
WhiteHawk Loan (11)	80,000	—	SOFR + 6.50%	13.74% (5)	Interest Only	12/01/2027 (5)
Q&C Hotel Mortgage Loan (12)	21,847	21,966	SOFR + 3.50%	12.74% (5)	Principal & Interest	07/29/2025 (5)
Richardson Office Mortgage Loan (12)	11,881	12,018	SOFR + 3.50%	12.74% (5)	Principal & Interest	07/29/2025 (5)
Eight & Nine Corporate Centre Mortgage Loan (13)	19,406	20,000	SOFR + 4.90%	14.14% (5)	Interest Only	02/09/2026 (5)
Series C Bonds (14)	—	39,049	(14)	(14)	(14)	(14)
Georgia 400 Center Mortgage Loan (14)	—	39,662	(14)	(14)	(14)	(14)
Total notes and bonds payable principal outstanding	877,037	876,767
Deferred financing costs and debt discount and premium, net (15)	(9,316)	(11,475)
Total notes and bonds payable, net	$867,721	$865,292
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of September 30, 2025. Effective interest rate was calculated as the actual interest rate in effect as of September 30, 2025 (consisting of the contractual interest rate, contractual floor rates, and default rates, where applicable), using Secured Overnight Financing Rate (“SOFR”) or Wall Street Journal Prime Rate (“WSJ Prime”) as of September 30, 2025, where applicable.
(2) Represents the payment type required under these loans as of September 30, 2025. Certain future monthly payments due under these loans also include amortizing principal payments.
(3) Represents the initial maturity date or the maturity date as extended as of September 30, 2025. For more information of the Company’s contractual obligations under its notes and bonds payable, see five-year maturity table, below.
(4) See “Israeli Bond Financings” below for additional details on the Company’s bonds.
(5) As of the filing date of this Quarterly Report on Form 10-Q, the Company was in technical default for these loans.
(6) Subsequent to September 30, 2025, the Company extended this loan to December 1, 2025.
(7) The Company’s notes and bonds payable are generally non-recourse. These mortgage loans have guarantees over certain balances whereby the Company would be required to make the remaining payments in the event that the Company turned the property over to the lender.
(8) On April 21, 2025, the Company entered into a forbearance agreement for the Crown Pointe Mortgage Loan, which provides for the acknowledgment of an existing event of default and the lender’s agreement to forbear from exercising its remedies until December 31, 2025. In September 2025, the Company entered into a purchase and sale agreement for the Crown Pointe office complex and the loan is non-recourse to the Company. Refer to Note 3 for additional details.
(9) The effective interest rate is at the higher of WSJ Prime plus 1.00% or 8.50%.
(10) This loan was cross-collateralized by the associated properties: Park Centre, 1180 Raymond, The Marq, and Oakland City Center. Subsequent to September 30, 2025, the Company received a notice of default and reservation of rights letter from the lender due to unmet debt service payment.
(11) In July 2025, the Company entered into a loan agreement with WhiteHawk for $80.0 million. The loan has an annual interest rate of one-month SOFR plus 6.50% with a SOFR floor of 3.50% and a maturity date of the earlier of December 1, 2027 or a triggering event. The loan is secured by the Company's undeveloped lands in Park Highlands and Richardson and 210 West 31st Street.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2025
(unaudited)
(12) These loans are cross-collateralized by the Richardson Office and Q&C Hotel properties. The effective interest rate is at the higher of one-month SOFR plus 3.50% or 7.50%.
(13) The effective interest rate is at the higher of one-month SOFR plus 4.90% or 8.90%. On March 28, 2025, the loan was amended to increase the maximum borrowing capacity to $23.5 million, subject to certain conditions.
(14) These loans were paid off during the nine months ended September 30, 2025.
(15) Represents the unamortized premium/discount on notes and bonds payable due to the above- and below-market interest rates when the debt was assumed. The discount/premium is amortized over the remaining life of the notes and bonds payable.
During the three and nine months ended September 30, 2025, the Company incurred $19.8 million and $53.1 million, respectively, of interest expense. Included in interest expense during the three and nine months ended September 30, 2025 was $1.8 million and $5.4 million, respectively, of amortization of deferred financing costs and debt discount and premium.
During the three and nine months ended September 30, 2024, the Company incurred $20.6 million and $55.4 million, respectively, of interest expense. Included in interest expense during the three and nine months ended September 30, 2024 was $2.5 million and $7.3 million, respectively, of amortization of deferred financing costs and debt discount and premium.
As of September 30, 2025 and December 31, 2024, the Company’s interest payable was $10.4 million and $11.0 million, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes and bonds payable outstanding as of September 30, 2025 (in thousands):

October 1, 2025 through December 31, 2025	$568,139
2026	308,898
$877,037

As of September 30, 2025, the Company had $877.0 million of debt obligations scheduled to mature over the period from October 1, 2025 through September 30, 2026. The Company’s debt obligations are generally nonrecourse, subject to certain limited guaranty payments, except for the Series Bonds. The Company may seek to refinance the notes and bonds payable, choose to market the properties for sale or negotiate a turnover of the secured properties back to the related mortgage lender.
Debt Covenant Compliance
The Company’s notes payable contain various financial debt covenants, including debt-to-value, debt yield, minimum equity requirements, and debt service coverage ratios. As of September 30, 2025, the Lincoln Court Mortgage Loan was not in compliance with the debt service coverage requirement and the Eight & Nine Corporate Center Loan and Madison Square Mortgage Loan were not in compliance with the minimum net worth covenant. As a result of such non-compliance, the Company is required to provide a cash sweep for the Lincoln Court Mortgage Loan and the Eight & Nine Corporate Center Loan and the Madison Square Mortgage Loan Loan resulted in an event of default. Additionally, as of September 30, 2025, the Company was in default resulting from loan maturities for the: WhiteHawk Loan, Q&C Hotel Mortgage Loan, and Richardson Office Mortgage Loan. Subsequent to September 30, 2025, the Company was also in default for the Bank of America Mortgage Loan due to unmet debt service payments.
Israeli Bond Financings
As of September 30, 2025, the Company had Series Bonds outstanding of 975.3 million Israeli new shekels ($295.0 million as of September 30, 2025) with interest rates of 5.18% to 11.00%. The deeds of trust that govern the terms of the Series Bonds contain various financial and nonfinancial covenants. The Company was out of compliance for the following covenants for the Series Bonds: the consolidated equity capital covenant, the net adjusted financial debt ratio to the net CAP, and the bond rating covenant, as defined under the deed of trusts. The noncompliance of these covenants constitutes an event of default.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2025
(unaudited)
5.FAIR VALUE DISCLOSURES
As of September 30, 2025 and December 31, 2024, the carrying amounts and fair values of the Company’s financial instruments are as follows (in thousands):

	September 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities (Level 3):
Notes payable	$577,445	$582,807	$545,906	$540,191
Related party loan	$10,000	$10,000	$—	$—
Financial liabilities (Level 1):
Series Bonds	$290,276	$196,275	$319,386	$329,141
Disclosure of the fair value of financial instruments is based on pertinent information available to the Company as of the period end and requires a significant amount of judgment. This has made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different.
As of September 30, 2025, the Company measured the following assets at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate equity securities	$14,758	$14,758	$—	$—
Nonrecurring Basis:
Impaired real estate (1)	$344,535	$—	$148,675	$195,860
_____________________
(1) Amount represents the fair value for a real estate asset impacted by impairment charges during the nine months ended September 30, 2025, as of the date that the fair value measurement was made. During the three months ended September 30, 2025, eight of the Company’s strategic opportunistic properties and one hotel were impaired and written down to their estimated fair values due to declines in market conditions and projected cash flows. Four of the Company’s strategic opportunistic properties and one hotel were measured based on an income approach with the significant unobservable inputs used in evaluating the estimated fair value of the properties, with discount rates between 9.50% to 12.00% and terminal cap rates between 8.00% to 10.00%. Two strategic opportunistic properties were measured based on quoted prices and one strategic opportunistic property was based on a sales comparison approach. During the nine months ended September 30, 2025, nine of the Company’s strategic opportunistic properties and one hotel were impaired and written down to their estimated fair values due to declines in market conditions and projected cash flows. Four of the Company’s strategic opportunistic properties and one hotel were measured based on an income approach with the significant unobservable inputs used in evaluating the estimated fair value of the properties, with discount rates between 9.50% to 12.00% and terminal cap rates between 8.00% to 10.00%. Three strategic opportunistic properties were measured based on quoted prices and one strategic opportunistic property was based on a sales comparison approach. Additionally, projected cash flows also includes assumptions such as the intended hold period, market rental rates and leasing assumptions and actual results could be significantly different from the estimates. The carrying value for the real estate asset may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2025
(unaudited)
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

6.RELATED PARTY TRANSACTIONS
The Company has entered into agreements with Pacific Oak Capital Advisors, LLC (“Pacific Oak Capital Advisors”), the Company’s advisor. Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and nine months ended September 30, 2025 and 2024, respectively, and any related amounts due to affiliate as of September 30, 2025 and December 31, 2024 (in thousands):

	Incurred during the three months ended September 30,		Incurred during the nine months ended September 30,		Payable as of
	2025	2024	2025	2024	September 30, 2025	December 31, 2024
Asset management fees	$2,298	$3,901	$7,694	$11,875	$13,917	$12,006
Related party loan and related interest (1)	253	—	581	—	10,581	—
Disposition fees	391	418	391	454	—	—
Reimbursable offering costs	—	—	—	—	609	654
Property management fees	—	699	—	2,023	—	—
	$2,942	$5,018	$8,666	$14,352	$25,107	$12,660
_____________________
(1) During the nine months ended September 30, 2025, the Company entered into loan agreements with Pacific Oak Capital Advisors. As of September 30, 2025, the outstanding loan balance was $10.0 million, carried an annual interest rate of 10%, and matures to the earlier of June 30, 2028 or a triggering event, such as the sale of any or the closing date of any sale of any or all of the common shares of Pacific Oak Residential Trust, Inc. (“PORT”), the Company’s subsidiary, not meeting financial covenants, or an event of a default. The loan interest is recorded as interest expense, net in the accompanying consolidated statements of operations. Additionally, the loan is secured by equity of PORT.
During the nine months ended September 30, 2025, the Company provided $2.4 million of funding to the 110 William Joint Venture and a result, the Company recognized a due from affiliate of $2.4 million as of September 30, 2025. There were no distributions during the nine months ended September 30, 2024.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2025
(unaudited)
7.INVESTMENTS IN UNCONSOLIDATED ENTITIES
As of September 30, 2025 and December 31, 2024, the Company’s investments in unconsolidated entities were composed of the following (in thousands):

	Number of Properties as of			Investment Balance as of
Joint Venture		Location	Ownership %	September 30, 2025		December 31, 2024
110 William Joint Venture	1	New York, New York	(1)	$46,336	(1)	$68,467
Pacific Oak Opportunity Zone Fund I	4	Various	47.0%	17,830	(2)	19,620
				$64,166		$88,087
_____________________
(1) As of September 30, 2025, the Company owned 77.5% of preferred interest and 100% of common interest in the 110 William Joint Venture.
(2) The maximum exposure to loss as a result of the Company’s investment in the Pacific Oak Opportunity Zone Fund I is limited to the carrying amount of the investment.
Summarized financial information for investments in unconsolidated entities are as follows (in thousands):

	September 30, 2025	December 31, 2024
Assets:
Real estate, net	$431,213	$486,177
Total assets	488,031	558,371
Liabilities:
Notes payable, net	379,669	446,843
Total liabilities	426,365	484,040
Total equity	$61,666	$74,331

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Total revenues	$5,677	$8,869	$22,054	$27,314
Operating loss	(10,230)	(13,607)	(34,332)	(35,852)
Net loss	$(10,701)	$(13,598)	$(11,708)	$(35,825)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2025
(unaudited)
8.REPORTING SEGMENTS
The Company recognizes three reporting segments for the three and nine months ended September 30, 2025 and 2024 and consists of strategic opportunistic properties and real estate-related investments (“strategic opportunistic properties”), residential homes, and hotel. The Company's Chief Executive Officer and President, who are also the chief operating decision makers (the “CODM”), measure the property-level operating performance on an unlevered basis, using net operating income, to make decisions about resource allocations. The following tables summarize information for the reporting segments (in thousands):

	Three Months Ended September 30, 2025
	Strategic Opportunistic Properties	Residential Homes	Hotel	Total
Total revenues	$17,839	$9,655	$1,000	$28,494
Less (1):
Operating, maintenance and management	(8,438)	(2,839)	—	(11,277)
Hotel expenses	—	—	(1,245)	(1,245)
Real estate taxes and insurance	(3,327)	(1,237)	—	(4,564)
Reportable segment total rental operating expenses	(11,765)	(4,076)	(1,245)	(17,086)
Reportable segment net operating income (loss)	6,074	5,579	(245)	11,408
Interest expense, net	(17,024)	(2,106)	(685)	(19,815)
Impairment charges on real estate and related intangibles	(70,538)	—	(6,259)	(76,797)
Impairment charges on goodwill	(949)	—	—	(949)
Other segment items (2)	(15,408)	(2,503)	(302)	(18,213)
Total expenses	(115,684)	(8,685)	(8,491)	(132,860)
Loss from unconsolidated entities				(8,558)
Other income				252
Gain on real estate equity securities				642
Loss on sale of real estate				(7,636)
Loss on extinguishment of debt, net				(1,045)
Net loss before income taxes				(120,711)
Income tax benefit				830
Net loss				$(119,881)

	Nine Months Ended September 30, 2025
	Strategic Opportunistic Properties	Residential Homes	Hotel	Total
Total revenues	$58,930	$27,516	$5,622	$92,068
Less (1):
Operating, maintenance and management	(25,493)	(9,395)	—	(34,888)
Hotel expenses	—	—	(4,619)	(4,619)
Real estate taxes and insurance	(9,834)	(5,632)	—	(15,466)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2025
(unaudited)

Reportable segment total rental operating expenses	(35,327)	(15,027)	(4,619)	(54,973)
Reportable segment net operating income	23,603	12,489	1,003	37,095
Interest expense, net	(44,525)	(6,834)	(1,750)	(53,109)
Impairment charges on real estate and related intangibles	(119,415)	—	(9,361)	(128,776)
Impairment charges on goodwill	(949)	—	—	(949)
Other segment items (2)	(65,738)	(7,237)	(1,049)	(74,024)
Total expenses	(265,954)	(29,098)	(16,779)	(311,831)
Loss from unconsolidated entities				(22,824)
Other income				1,268
Gain on real estate equity securities				1,604
Loss on sale of real estate, net				(6,392)
Loss on extinguishment of debt, net				(1,045)
Net loss				$(247,152)

	Three Months Ended September 30, 2024
	Strategic Opportunistic Properties	Residential Homes	Hotel	Total
Total revenues	$22,306	$8,945	$1,186	$32,437
Less (1):
Operating, maintenance and management	(9,362)	(2,429)	—	(11,791)
Hotel expenses	—	—	(1,363)	(1,363)
Real estate taxes and insurance	(3,564)	(2,054)	—	(5,618)
Reportable segment total rental operating expenses	$(12,926)	$(4,483)	$(1,363)	(18,772)
Reportable segment net operating income	9,380	4,462	(177)	13,665
Interest expense, net	(17,629)	(2,344)	(612)	(20,585)
Impairment charges on real estate and related intangibles	(12,854)	—	(2,946)	(15,800)
Other segment items (2)	(17,749)	(3,690)	392	(21,047)
Total expenses	(61,158)	(10,517)	(4,529)	(76,204)
Loss from unconsolidated entities				(9,801)
Other income				379
Gain on real estate equity securities				8,726
Loss on sale of real estate				(1,243)
Net loss				$(45,706)

	Nine Months Ended September 30, 2024
	Strategic Opportunistic Properties	Residential Homes	Hotel	Total
Total revenues	$68,359	$26,663	$6,225	$101,247

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2025
(unaudited)

Less (1):
Operating, maintenance and management	(26,867)	(7,010)	—	(33,877)
Hotel expenses	—	—	(5,016)	(5,016)
Real estate taxes and insurance	(11,441)	(7,208)	—	(18,649)
Reportable segment total rental operating expenses	$(38,308)	$(14,218)	$(5,016)	(57,542)
Reportable segment net operating income	30,051	12,445	1,209	43,705
Interest expense, net	(46,529)	(7,052)	(1,785)	(55,366)
Impairment charges on real estate and related intangibles	(69,690)	—	(6,400)	(76,090)
Other segment items (2)	(34,122)	(11,283)	(1,259)	(46,664)
Total expenses	(188,649)	(32,553)	(14,460)	(235,662)
Loss from unconsolidated entities				(26,531)
Other income				1,117
Loss on real estate equity securities				(7,905)
Gain on sale of real estate				(624)
Net loss				$(168,358)
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
Total assets related to the reporting segments as of September 30, 2025 and December 31, 2024 are as follows (in thousands):

	Strategic Opportunistic Properties	Residential Homes	Hotel	Total
Total assets as of September 30, 2025	$574,895	$284,505	$25,399	$884,799
Total assets as of December 31, 2024	$800,597	$288,908	$35,451	$1,124,956

9.COMMITMENTS, CONTINGENCIES AND GUARANTEES
Lease Obligations
As of September 30, 2025 and December 31, 2024, the Company’s lease and rights to a leasehold interest with respect to 210 West 31st, which was accounted as a finance lease, are included in the consolidated balance sheet as follows:

	September 30, 2025	December 31, 2024
Right-of-use asset (included in real estate held for investment, net, in thousands)	$4,955	$6,014
Lease obligation (included in other liabilities, in thousands)	9,682	9,632

Remaining lease term	88.3 years	89 years
Discount rate	4.8%	4.8%

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2025
(unaudited)
As of September 30, 2025, the Company had a leasehold interest expiring in 2114. Future minimum lease payments under the Company’s finance lease as of September 30, 2025 are as follows (in thousands):

October 1, 2025 through December 31, 2025	$99
2026	396
2027	396
2028	396
2029	396
Thereafter	50,979
Total expected minimum lease obligations	52,662
Less: Amount representing interest (1)	(42,980)
Present value of net minimum lease payments (2)	$9,682
_____________________
(1) Interest includes the amount necessary to reduce the total expected minimum lease obligations to present value calculated at the Company’s incremental borrowing rate at acquisition.
(2) The present value of net minimum lease payments is included in other liabilities in the accompanying consolidated balance sheets.

Guarantee Agreements
As of September 30, 2025, and as part of the previous 110 William Joint Venture debt and restructuring agreements, the Company guaranteed the completion of the construction and the development of the building expenditures and tenant improvements. The Company also guaranteed all debt servicing costs and timely debt payments by the 110 William Joint Venture. The guaranteed amounts are due upon occurrence of a triggering event, such as default for nonpayment or failure to perform based on the conditions defined in the agreement. As of September 30, 2025, the maximum potential amount of future payments under the Company’s guarantees is not estimable as it is dependent on various factors including the 110 William Joint Venture’s future operating performance level, potential completion cost overages, future levels of variable-rate debt and related interest, and the amount of future contributions by the Company. Due to uncertainties surrounding these factors, the Company was unable to estimate the maximum amounts payable under the guarantees. As of September 30, 2025, no triggering events had occurred, the likelihood of loss was determined to be remote, and no liability related to the guarantees was recognized.
As of September 30, 2025, and as part of the Madison Square, Lincoln Court, and WhiteHawk loans, the Company guaranteed the payment of $131.4 million, whereby the Company would be required to make payments in the event that the Company turned the collateralized properties over to the lenders.
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
Additionally, under the Standstill, as defined in Note 2, the Pacific Oak SOR BVI agreed to maintain working capital and operational guidelines as outlined in the Standstill and any operations outside of these guidelines must be approved by the bondholder’s trustee. Accordingly, certain operating decisions of the Pacific Oak SOR BVI are subject to the terms of the Standstill, such as disbursements and asset transactions and would require approval from the bondholders’ trustee, which may limit the Pacific Oak SOR BVI’s flexibility to execute initiatives outside of the agreed operating and working capital guidelines.
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations as of September 30, 2025.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2025
(unaudited)
Legal Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. As of September 30, 2025, there are no material legal or regulatory proceedings pending or known to be contemplated against the Company or its properties, except as noted below.
On September 10, 2025, an Israeli investor filed a petition for certification of a class action in the Tel Aviv District Court, Israel against Pacific Oak SOR BVI and certain members of its board of directors, alleging that disclosures relating to Pacific Oak SOR BVI were misleading and caused investor harm. The petition states an individual claim amount in excess of 2.5 million Israeli new shekels ($0.8 million as of September 30, 2025) and cites the petitioner’s expert model estimating potential class-wide damages of approximately 124.6–145.2 million Israeli new shekels ($37.6-43.9 million as of September 30, 2025). The matter is at a preliminary stage; the court has not ruled on class certification or on the merits.
The Company intends to dispute the allegations and to defend the matter vigorously. In accordance with ASC 450-20, based on information currently available, the Company did not recorded an accrual as of September 30, 2025 because a loss is not probable and reasonably estimable. While a loss is reasonably possible, the Company cannot reasonably estimate a possible loss or range of loss at this time. An adverse outcome could be material to our results of operations, financial position, or liquidity in one or more periods. The Company will continue to monitor developments and update disclosures and recognition, if and when estimation becomes possible. Any potential insurance recoveries will be recognized when realization is probable.

10.SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Subsequent to September 30, 2025, the Company renewed the advisory agreement with Pacific Oak Capital Advisors. The agreement was effective November 1, 2025 and will automatically renew on a month-to-month basis until November 1, 2026 or upon termination of the Standstill agreement.

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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, which could cause our actual results to differ materially from those presented in our forward-looking statements:
•We have substantial indebtedness maturing over the 12-month period ending September 30, 2026. Considering the current real estate lending environment, this raises substantial doubt as to our ability to continue as a going concern for at least one year from the date the financial statements are issued. If we are unable to repay, refinance or extend maturing debt, the lenders or bondholders may declare events of default and seek to foreclose on the underlying collateral. There is no assurance that we will be able to satisfy, refinance or extend the maturing debt, and even if we do, we may still be adversely affected if substantial principal paydowns are required.
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
All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the periods ended March 31, 2025 and June 30, 2025, each as filed with the Securities and Exchange Commission (the “SEC”), and the risks identified in Part II, Item 1A herein.
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
As of September 30, 2025, we had bonds outstanding of 975.3 million Israeli new shekels ($295.0 million as of September 30, 2025) (“Series Bonds”). The Series Bonds have annual interest rates of 5.18% to 11.00%. The deeds of trust that govern the terms of the Series Bonds contain various financial and nonfinancial covenants. The Company was out of compliance for the following covenants for the Series Bonds: the consolidated equity capital covenant, the net adjusted financial debt ratio to the net CAP, and the bond rating covenant, all as defined under the deed of trusts. The noncompliance of these covenants constitutes an event of default.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
As of September 30, 2025, we consolidated six office complexes, encompassing, in the aggregate, approximately 1.8 million rentable square feet, one residential home portfolio consisting of 2,078 residential homes, one apartment property containing 317 units, one hotel property with 196 rooms, three investments in undeveloped land with approximately 247 developable acres, one office/retail development property, and held an interest in two investments in unconsolidated entities, one investment in real estate equity securities and two office complexes were classified as held for sale.
Market Outlook – Real Estate and Real Estate Finance Markets
Volatility in global financial markets and changing political environments can cause fluctuations in the performance of the U.S. commercial real estate markets. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows from investment properties. Interests rates have remained elevated for quite some time, increasing our costs of financing and causing difficulty in refinancing debt obligations at terms as favorable as the terms of existing indebtedness. Higher interest rates have also increased the amount of our debt payments on our variable rate debt to the extent the interest rates on such debt are not limited by interest rate caps. Recently, interest rates have begun to decrease; if this trend continues, lower interest rates would make it easier for us to meet our debt obligations and refinance our debt. Market conditions can change quickly, potentially negatively impacting the value of real estate investments. Management continuously reviews our investment and debt financing strategies to optimize our portfolio and the cost of our debt exposure.
Liquidity and Capital Resources
Our principal demand for funds during the short and long-term is and will be for payments under debt and funding obligations, including interest and principal repayments, the acquisition of real estate and real estate-related investments, payment of operating expenses, capital expenditures and general and administrative expenses. To date, we have had five primary sources of capital for meeting our cash requirements:
•Proceeds from the primary portion of our initial public offering;
•Proceeds from our dividend reinvestment plan;
•Debt financing, including bond offerings in Israel;
•Proceeds from the sale of real estate and real estate-related investments; and
•Cash flow generated by our real estate and real estate-related investments.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures and corporate general and administrative expenses. Cash flow from operations from our real estate investments is primarily dependent upon the occupancy levels of our properties, the net effective rental rates on our leases, the collectability of rent and operating recoveries from our tenants and how well we manage our expenditures. As of September 30, 2025, our office complexes were collectively 66% occupied, our residential home portfolio was 92% occupied and our apartment property was 86% occupied.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended September 30, 2025 did not exceed the charter-imposed limitation.
For the nine months ended September 30, 2025, our cash needs for capital expenditures and debt requirements were met with proceeds from dispositions of real estate, proceeds from debt financing and cash on hand, except where otherwise noted. Operating cash needs during the same period were met through cash flow generated by our real estate and real estate-related investments and cash on hand. As of September 30, 2025, we had $877.0 million of debt obligations scheduled to mature over the period from October 1, 2025 through September 30, 2026.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Additionally, on September 30, 2025, the Series Bonds were downgraded from ilBBB to ilB by S&P Global Ratings Maalot Ltd. and this constitutes an event of default and as a result, the bondholders have the right to declare the Series Bonds of 975.3 million Israeli new shekels ($295.0 million as of September 30, 2025) immediately due and payable. In anticipation of an event of default related to the Series Bonds, on August 26, 2025, we, our advisor, our wholly owned subsidiary, Pacific Oak SOR (BVI) Holdings, Ltd. (“Pacific Oak SOR BVI”), and the bondholders’ trustee entered into a negotiation agreement (the “Standstill”). The Standstill is in effect until the earlier of 20 days following Pacific Oak SOR BVI’s election to terminate the Standstilll or the date on which the bondholders resolves to accelerate any Series Bonds for immediate repayment. Additionally, the Standstill contains several operating guidelines, which includes requiring Pacific Oak SOR BVI to provide the bondholders’ trustee with any material developments and requiring bondholder approval prior to taking certain actions, among other restrictions. As a result of the downgrade on the Series Bonds, we also triggered an event of default with the WhiteHawk Capital Partners LP (“WhiteHawk) loan of $80.0 million. As of the date of filing, the Company is still in negotiations with the bondholders.
These circumstances raise substantial doubt as to our ability to continue as a going concern for at least one year from the date the financial statements are issued. In order to satisfy obligations as they mature, we plan to utilize extension options available in the respective loan agreements, may seek to refinance certain debt instruments, may market one or more properties for sale or may negotiate a turnover of one or more secured properties back to the related mortgage lender. Timing mismatches between cash inflows from asset sales and financings and outflows due to capital expenditures, interest payments and debt maturities are creating a challenge from a liquidity perspective. Our mortgage loans are primarily non-recourse to us, meaning the lender’s recourse is to take possession of the underlying property. It is possible we may choose not to repay or refinance some of the maturing loans, which would ultimately result in losing possession of the underlying property.
Our liquidity outlook is subject to factors outside our control, including buyer financing conditions, lender actions, and third-party and regulatory approvals. Based on information currently available, we believe identified sources of cash may be sufficient to meet expected requirements; however, this view assumes timely execution of planned asset sales, effective management of upcoming maturities, realization of acceptable pricing, and continued access to cash subject to restrictions. If we are unable to obtain required waivers or extensions, or to consummate asset sales on acceptable terms and timelines, we could breach covenants, face accelerated obligations, require additional capital or incremental asset sales, or be involuntarily forced to liquidate, each of which would adversely affect liquidity. There can be no assurance as to the certainty or timing of any of our plans. As a result of our upcoming loan maturities and required principal paydowns, the challenging commercial real estate markets as well as general market instability, management’s plans may not be considered probable and thus do not alleviate substantial doubt about our ability to continue as a going concern for at least one year from the date the financial statements are issued.
On October 14, 2025, in light of our difficult financial situation, including the Standstill and the ongoing negotiations with the Pacific Oak SOR BVI bondholders, our board of directors formed a special committee (the “Special Committee”) composed of all of our independent directors to explore the availability of strategic alternatives. As part of that process, on November 3, 2025, the Special Committee engaged Robert A. Stanger & Co., Inc. (“Stanger”) to act as financial advisor to the Special Committee. Under the terms of the engagement, Stanger will provide the Special Committee various financial advisory services, as requested and as is customary for an engagement, in connection with exploring strategic alternatives.
As of September 30, 2025, we have deferred the payment of $13.9 million of asset management fees to our advisor to provide us with an additional source of short-term liquidity. During the nine months ended September 30, 2025, we entered into loan agreements with our advisor and as of September 30, 2025, the outstanding loan balance was $10.0 million, carried an annual interest rate of 10%, and matures to the earlier of June 30, 2028 or a triggering event. Additionally, the loan is secured by equity of PORT.
Guarantee Agreements
As of September 30, 2025, and as part of the previous 110 William Joint Venture debt and equity restructuring, we guaranteed: all debt servicing costs and timely debt payments, completion for the construction and development of tenant improvement work, and recourse obligations. The related debt has an initial maturity of July 5, 2026, and guarantee amounts are due upon occurrence of any one triggering event. As of September 30, 2025, the 110 William Joint Venture had $324.4 million of variable-rate debt outstanding that was subject to our guarantee. The debt was collateralized by the underlying real estate and the initial maturity date of July 5, 2026 may be extended under certain circumstances.
As of September 30, 2025, and as part of the Madison Square, Lincoln Court, and WhiteHawk loans, we guaranteed the payment of $131.4 million, whereby we would be required to make payments in the event that we turned the collateralized properties over to the lenders.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Cash Flows from Operating Activities
As of September 30, 2025, we consolidated six office complexes, encompassing, in the aggregate, approximately 1.8 million rentable square feet and were 66% occupied, one residential home portfolio consisting of 2,078 residential homes and were 92% occupied, and one apartment property containing 317 units and was 86% occupied. We also owned one hotel property with 196 rooms, three investments in undeveloped land with approximately 247 developable acres, and one office/retail development property, and held an interest in two investments in unconsolidated entities and one investment in real estate equity securities. Additionally, we had two office complexes classified as held for sale. During the nine months ended September 30, 2025, net cash used in operating activities was $23.3 million. We expect that our cash flows from operating activities will increase in future periods as a result of leasing additional space that is currently unoccupied and anticipated future acquisitions of real estate and real estate-related investments. However, our cash flows from operating activities may decrease to the extent that we dispose of additional assets.
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
Cash Flows from Investing Activities
Net cash provided by investing activities was $20.3 million for the nine months ended September 30, 2025 and consisted primarily of proceeds from sale of real estate of $34.0 million and partially offset by improvements to real estate of $9.2 million, payments on development obligations of $3.0 million, and advances to affiliate of $2.3 million.
Cash Flows from Financing Activities
Net cash used in financing activities was $24.6 million for the nine months ended September 30, 2025 and consisted primarily of principal payments on notes and bonds payable of $109.3 million, payments for deferred financing fees of $3.7 million, and partially offset by proceeds from the WhiteHawk loan of $80.0 million, and loans from our advisor of $10.0 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
In order to execute our investment strategy, we utilize secured debt, and we may, to the extent available, utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. There is no limitation on the amount we may borrow for any single investment. Our charter does not limit us from incurring debt until our aggregate borrowings would exceed 300% of our net assets, which approximates aggregate liabilities of 75% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves); however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of September 30, 2025, liabilities were within the limits stated in our charter.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of September 30, 2025 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2025	2026-2027	2028-2029	Thereafter
Outstanding debt obligations (1)	$877,037	$568,139	$308,898	$—	$—
Interest payments on outstanding debt obligations (2)	18,008	8,968	9,040	—	—
Finance lease obligation (3)	52,662	99	792	792	50,979
Development obligations (4)	8,487	7,719	768	—	—
Related party loan and interest (2)(5)	13,329	829	2,000	10,500	—
_____________________
(1) Amounts include principal payments based on the outstanding principal amounts, maturity dates and foreign currency rates in effect as of September 30, 2025.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates, foreign currency rates and interest rates in effect as of September 30, 2025.
(3) Amounts are related to a leasehold interest expiring on 2114.
(4) Amounts are development obligations related to previous sales of Park Highlands land.
(5) Amounts are related to loans and related accrued interest due to our advisor.
Results of Operations
Overview
As of September 30, 2025, we consolidated six office complexes, encompassing, in the aggregate, approximately 1.8 million rentable square feet, one residential home portfolio consisting of 2,078 residential homes, one apartment property containing 317 units, one hotel property with 196 rooms, three investments in undeveloped land with approximately 247 developable acres, one office/retail development property, held an interest in two investments in unconsolidated entities, one investment in real estate equity securities and had two office complexes classified as held for sale.
Our results of operations for the three and nine months ended September 30, 2025, may not be indicative of those in future periods due to acquisition and disposition activities. Additionally, the occupancy in our office complexes has not been stabilized. As of September 30, 2025, our office complexes were collectively 66% occupied, our residential home portfolio was 92% occupied and our apartment property was 86% occupied. However, due to the amount of near-term lease expirations, we do not put significant emphasis on quarterly changes in occupancy (positive or negative) in the short run. There are no guarantees that the occupancy of our assets will increase, or that we will recognize a gain on the sale of our assets. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of leasing additional space and acquiring additional assets but decrease due to disposition activity.
Comparison of the three months ended September 30, 2025 versus the three months ended September 30, 2024

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table provides summary information about our results of operations for the three months ended September 30, 2025 and 2024 (dollar amounts in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/Dispositions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2025	2024
Rental income	$26,556	$30,223	$(3,667)	(12)%	$(3,758)	$91
Hotel revenues	1,000	1,186	(186)	(16)%	—	(186)
Other operating income	938	1,028	(90)	(9)%	—	(90)
Operating, maintenance, and management	11,277	11,791	(514)	(4)%	(1,696)	1,182
Real estate taxes and insurance	4,564	5,618	(1,054)	(19)%	(609)	(445)
Hotel expenses	1,245	1,363	(118)	(9)%	—	(118)
Asset management fees to affiliate	2,298	3,901	(1,603)	(41)%	(237)	(1,366)
General and administrative expenses	2,315	2,314	1	—%	—	1
Foreign currency transaction loss, net	5,906	4,556	1,350	30%	n/a	n/a
Depreciation and amortization	7,694	10,276	(2,582)	(25)%	(1,320)	(1,262)
Interest expense, net	19,815	20,585	(770)	(4)%	(1,995)	1,225
Impairment charges on real estate and related intangibles	76,797	15,800	60,997	386%	n/a	n/a
Impairment charges on goodwill	949	—	949	100%	n/a	n/a
Loss from unconsolidated entities, net	(8,558)	(9,801)	1,243	(13)%	—	1,243
Other income	252	379	(127)	(34)%	n/a	n/a
Gain on real estate equity securities	642	8,726	(8,084)	(93)%	—	(8,084)
Loss on sale of real estate, net	(7,636)	(1,243)	(6,393)	514%	(6,393)	n/a
Loss on extinguishment of debt, net	(1,045)	—	(1,045)	100%	(1,045)	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended September 30, 2025, compared to the three months ended September 30, 2024 related to real estate and real estate-related investments acquired or disposed on or after October 1, 2024.
(2) Represents the dollar amount increase (decrease) for the three months ended September 30, 2025, compared to the three months ended September 30, 2024 with respect to real estate and real estate-related investments owned by us during the entirety of both periods presented.
Rental income decreased to $26.6 million for the three months ended September 30, 2025, from $30.2 million for the three months ended September 30, 2024, primarily due to the disposition of 76 residential homes, one apartment property and one office complex, which resulted in a decrease in rental income of approximately $3.8 million. The occupancy rates and income for properties held throughout both periods remained consistent for the three months ended September 30, 2025 and 2024. We expect rental income to increase in future periods as a result of new lease activity, but to decrease to the extent we dispose of properties or from naturally expiring leases.
Operating, maintenance, and management expenses decreased to $11.3 million for the three months ended September 30, 2025, from $11.8 million for the three months ended September 30, 2024. The decrease was primarily due to $1.7 million related to dispositions and partially offset by $1.0 million of asset management fees related to PORT being recognized in operating, maintenance, and management due to the advisor for PORT no longer being an affiliate as of December 2024.
Foreign currency transaction loss, net increased to $5.9 million for the three months ended September 30, 2025, from $4.6 million for the three months ended September 30, 2024, primarily due to the outstanding Series Bonds being denominated in Israeli new shekel and experienced unfavorable exchange rates during the three months ended September 30, 2025. We expect to recognize foreign transaction gains and losses due to changes in the value of the U.S. dollar relative to the Israeli new shekel, which may be offset with foreign currency derivative hedges in future periods, and changes in the level of foreign currency exposure.
Interest expense, net decreased to $19.8 million for the three months ended September 30, 2025, from $20.6 million for the three months ended September 30, 2024, primarily due to $2.0 million related to dispositions. Additionally, the weighted-average fixed rate decreased to 5.3% as of September 30, 2025, from 6.3% as of September 30, 2024, primarily due to the full repayment of Series C bonds and partially offset by an increase in interest rates due to loan defaults. Our interest expense in future periods will vary based on interest rates on variable and fixed rate debt, the amount of interest capitalized, level of future borrowings, interest rate derivative instruments, and the impact of refinancing efforts.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Impairment charges on real estate and related intangibles increased to $76.8 million for the three months ended September 30, 2025 from $15.8 million for the three months ended September 30, 2024. We impaired eight strategic opportunistic properties and one hotel during the three months ended September 30, 2025 due to declines in market conditions and projected cash flows, changes in sales comparisons, and quoted prices. We impaired four strategic opportunistic properties and one hotel during the three months ended September 30, 2024 due to declines in market conditions and projected cash flows, changes in sales comparisons, and also based on a quoted price.
Comparison of the nine months ended September 30, 2025 versus the nine months ended September 30, 2024
The following table provides summary information about our results of operations for the nine months ended September 30, 2025 and 2024 (dollar amounts in thousands):

	Nine Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Dispositions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2025	2024
Rental income	$83,574	$92,045	$(8,471)	(9)%	$(8,440)	$(31)
Hotel revenues	5,622	6,225	(603)	(10)%	—	(603)
Other operating income	2,872	2,977	(105)	(4)%	—	(105)
Operating, maintenance, and management	34,888	33,877	1,011	3%	(2,780)	3,791
Real estate taxes and insurance	15,466	18,649	(3,183)	(17)%	(1,557)	(1,626)
Hotel expenses	4,619	5,016	(397)	(8)%	—	(397)
Asset management fees to affiliate	7,694	11,875	(4,181)	(35)%	(703)	(3,478)
General and administrative expenses	8,525	10,108	(1,583)	(16)%	—	(1,583)
Foreign currency transaction loss (gain), net	30,063	(6,724)	36,787	(547)%	n/a	n/a
Depreciation and amortization	27,742	31,405	(3,663)	(12)%	(3,026)	(637)
Interest expense, net	53,109	55,366	(2,257)	(4)%	(4,694)	2,437
Impairment charges on real estate and related intangibles	128,776	76,090	52,686	69%	n/a	n/a
Impairment charges on goodwill	949	—	949	100%	n/a	n/a
Loss from unconsolidated entities, net	(22,824)	(26,531)	3,707	(14)%	—	3,707
Other income	1,268	1,117	151	14%	n/a	n/a
Gain (loss) on real estate equity securities, net	1,604	(7,905)	9,509	(120)%	1,168	8,341
Loss on sale of real estate, net	(6,392)	(624)	(5,768)	924%	(5,768)	n/a
Loss on extinguishment of debt, net	(1,045)	—	(1,045)	100%	(1,045)	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 related to real estate and real estate-related investments acquired or disposed on or after October 1, 2024.
(2) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 with respect to real estate and real estate-related investments owned by us during the entirety of both periods presented.
Rental income decreased to $83.6 million for the nine months ended September 30, 2025, from $92.0 million for the nine months ended September 30, 2024, primarily due to the disposition of 76 residential homes, one apartment property and one office complex, which resulted in a decrease in rental income of approximately $8.4 million. The occupancy rates and income for properties held throughout both periods remained consistent for the nine months ended September 30, 2025 and 2024. We expect rental income to increase in future periods as a result of new lease activity, but to decrease to the extent we dispose of properties or from naturally expiring leases.
Operating, maintenance, and management expenses increased to $34.9 million for the nine months ended September 30, 2025, from $33.9 million for the nine months ended September 30, 2024. The increase was primarily due to $3.0 million of asset management fees related to PORT being recognized in operating, maintenance, and management due to the advisor for PORT no longer being an affiliate as of December 2024 and partially offset by decreases of $2.8 million related to dispositions.
Foreign currency transaction loss was $30.1 million for the nine months ended September 30, 2025 and a $6.7 million foreign currency transaction gain the nine months ended September 30, 2024, primarily due to the outstanding Series Bonds being denominated in Israeli new shekels and more favorable exchange rates during the nine months ended September 30, 2025. We expect to recognize foreign transaction gains and losses due to changes in the value of the U.S. dollar relative to the Israeli new shekel, which may be offset with foreign currency derivative hedges in future periods, and changes in the level of foreign currency exposure.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Interest expense, net decreased to $53.1 million for the nine months ended September 30, 2025, from $55.4 million for the nine months ended September 30, 2024, primarily due to the $4.7 million related to dispositions. Additionally, the weighted-average fixed rate decreased to 5.3% as of September 30, 2025, from 6.3% as of September 30, 2024, primarily due to the partial repayment of Series C bonds and partially offset by an increase in interest rates due to loan defaults. Our interest expense in future periods will vary based on interest rates on variable and fixed rate debt, the amount of interest capitalized, level of future borrowings, interest rate derivative instruments, and the impact of refinancing efforts.
Impairment charges on real estate and related intangibles decreased to $128.8 million for the nine months ended September 30, 2025 from $76.1 million for the nine months ended September 30, 2024. We impaired nine strategic opportunistic properties and one hotel during the nine months ended September 30, 2025 due to declines in market conditions and projected cash flows, changes in sales comparisons, and quoted prices. We impaired five strategic opportunistic properties and one hotel during the nine months ended September 30, 2024 due to declines in market conditions and projected cash flows, changes in sales comparisons, and also based on a quoted price.
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
Adjusted MFFO includes adjustments to reduce MFFO primarily related to income tax provision or benefit, impairment of goodwill, as well as real estate taxes, property insurance, and financing costs which are capitalized with respect to certain of our investments in undeveloped land.
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculations of MFFO and Adjusted MFFO, for the three and nine months ended September 30, 2025 and 2024 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss attributable to common stockholders	$(117,716)	$(43,725)	$(244,149)	$(164,419)
Depreciation and amortization	7,694	10,276	27,742	31,405
Impairment charges on real estate and related intangibles	76,797	15,800	128,776	76,090
Loss on sale of real estate, net	7,636	1,243	6,392	624
(Gain) loss on real estate equity securities, net	(642)	(8,726)	(1,604)	7,905
Adjustments for noncontrolling interests (1)	(1,684)	(1,822)	(2,523)	(3,657)
Adjustments for investments in unconsolidated entities (2)	2,147	860	3,579	3,351
FFO attributable to common stockholders	(25,768)	(26,094)	(81,787)	(48,701)
Straight-line rent and amortization of above- and below-market leases	49	(556)	916	(1,047)
Amortization of premium and discount on notes and bonds payable, net	580	905	1,777	2,750
Unrealized loss (gain) on interest rate caps	—	231	—	(186)
Loss on extinguishment of debt, net	1,045	—	1,045	—
Foreign currency transaction loss (gain), net	5,906	4,556	30,063	(6,724)
Adjustments for noncontrolling interests (1)	20	21	51	4
Adjustments for investments in unconsolidated entities (2)	333	208	1,287	774
MFFO attributable to common stockholders	(17,835)	(20,729)	(46,648)	(53,130)
Other capitalized operating expenses (3)	(625)	(1,590)	(1,624)	(4,363)
Impairment charges on goodwill	949	—	949	—
Income tax benefit	(860)	—	—	—
Adjusted MFFO attributable to common stockholders	$(18,371)	$(22,319)	$(47,323)	$(57,493)
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
Subsequent to September 30, 2025, we renewed the advisory agreement with our advisor. The agreement was effective November 1, 2025 and will automatically renew on a month-to-month basis until November 1, 2026 or upon termination of the Standstill agreement.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency, Interest Rate and Financial Market Risk
Certain transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures to maximize the economic effectiveness of our foreign currency positions, including hedges which may be limited by our liquidity available. Our principal currency exposure is Israeli new shekel; in particular, we are exposed to the effects of foreign currency changes in Israel with respect to the bonds issued to investors in Israel.
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
As of September 30, 2025, we held 36.1 million Israeli new shekels and 11.8 million Israeli new shekels in cash and restricted cash, respectively. In addition, as of September 30, 2025, we had Series Bonds outstanding and the related interest payable in the amounts of 1.0 billion Israeli new shekels and 8.7 million Israeli new shekels, respectively. Foreign currency exchange rate risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates. Based solely on the remeasurement for the nine months ended September 30, 2025, if foreign currency exchange rates were to increase or decrease by 10%, our net income would increase or decrease by approximately $29.5 million for the same period. The foreign currency transaction income or loss as a result of the change in foreign currency exchange rates does not take into account any gains or losses on our foreign currency collar as a result of such change, which would reduce our foreign currency exposure.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 3. Quantitative and Qualitative Disclosures about Market Risk (continued)

We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of September 30, 2025, the fair value of our Series Bonds was $196.3 million and the outstanding principal balance was $295.0 million. The fair value estimates of the Series Bonds were calculated based on the Tel Aviv Stock Exchange for each bond. As of September 30, 2025, excluding the Series Bonds, the fair value of our fixed rate debt was $186.5 million and the outstanding principal balance of our fixed rate debt was $190.2 million. The fair value estimate of our fixed rate debt, excluding the Series Bonds, was calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of September 30, 2025. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. Based on interest rates as of September 30, 2025, if interest rates were 100 basis points higher or lower during the 12 months ending September 30, 2025, interest expense on our variable rate debt would increase or decrease by $4.0 million or $3.4 million, respectively.
The weighted-average interest rates of our fixed rate debt and variable rate debt as of September 30, 2025 were 5.3% and 10.6%, respectively. The interest rate and weighted-average interest rate represent the actual interest rate in effect as of September 30, 2025 (consisting of the contractual interest rate and the effect of contractual floor rates, if applicable), using interest rate indices as of September 30, 2025 where applicable.
We are exposed to financial market risk with respect to our real estate equity securities. Financial market risk is the risk that we will incur economic losses due to adverse changes in our real estate equity security prices. Our exposure to changes in real estate equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a real estate equity security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. In addition, amounts realized in the sale of a particular security may be affected by the relative quantity of the real estate equity security being sold. As of September 30, 2025, we owned real estate equity securities with a book value of $14.8 million. Based solely on the prices of real estate equity securities as of September 30, 2025, if prices were to increase or decrease by 10%, our net income would increase or decrease by approximately $1.5 million.

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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
On September 10, 2025, an Israeli investor filed a petition for certification of a class action in the Tel Aviv District Court, Israel against Pacific Oak SOR BVI and certain members of its board of directors, alleging that disclosures relating to Pacific Oak SOR BVI were misleading and caused investor harm. The petition states an individual claim amount in excess of 2.5 million Israeli new shekels ($0.8 million as of September 30, 2025) and cites the petitioner’s expert model estimating potential class-wide damages of approximately 124.6–145.2 million Israeli new shekels ($37.6-43.9 million as of September 30, 2025). The matter is at a preliminary stage; the court has not ruled on class certification or on the merits.
The Company intends to dispute the allegations and to defend the matter vigorously. While a loss is reasonably possible, the Company cannot reasonably estimate a possible loss or range of loss at this time. An adverse outcome could be material to our results of operations, financial position, or liquidity in one or more periods. The Company will continue to monitor developments and update disclosures and recognition, if and when estimation becomes possible. Any potential insurance recoveries will be recognized when realization is probable.

Item 1A. Risk Factors
In addition to the risk factors discussed below, please see the risk factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the periods ended March 31, 2025 and June 30, 2025, each as filed with the SEC.
The Standstill arrangement related to the Series Bonds could adversely affect our operations, liquidity, strategic flexibility, and the timing of repayments. There is no assurance that we will be able to successfully negotiate or satisfy the terms under the standstill, and even if we do, we may still be adversely affected.
We are party to a negotiation agreement with the bondholders’ trustee dated August 26, 2025, that imposes operating and reporting guidelines and, in certain cases, requires prior bondholder approval to take specified actions. As long as the Standstill remains in effect, until the earlier of 20 days after Pacific Oak SOR BVI elects to terminate it or the date the bondholders resolve to accelerate any Series Bonds, our ability to respond quickly to market conditions, manage working capital outside agreed parameters, or pursue strategic transactions may be constrained. Compliance with the Standstill may require additional time and expense, divert management attention, and delay or prevent actions we otherwise would take. If approvals are withheld or delayed, or if the Standstill terminates due to acceleration of the Series Bonds, our operations, liquidity, and financial condition could be adversely affected. We have evaluated the Standstill and, at this time, cannot predict with certainty the timing or outcome of any required approvals or the potential effects of termination or acceleration.
If our advisor determines to no longer defer certain balances due to them, or an event that accelerates repayment occurs, our ability to fund our operations may be adversely affected.
From time to time, our advisor may agree to defer all or a portion of the asset management or other fees and compensation due to it, pay general administrative expenses, enter into a related party loan or otherwise supplement financing in order to increase the amount of cash available to fund our operations.
As of September 30, 2025, our advisor had deferred approximately $13.9 million of its asset management fees and as of September 30, 2025 our advisor had extended an outstanding loan balance of approximately $10.0 million with certain security. If our advisor chooses to no longer defer such fees, or an event that accelerates loan repayment occurs, our ability to fund our operations may be adversely affected.
Recent non-compliance with debt covenants could limit or require us to liquidate assets on terms we may not find attractive.
The terms of our current indebtedness are subject to financial and operational covenants. These include, but are not limited to requiring us to maintain debt ratings on our Israeli bonds, debt service coverage, leverage ratios, and minimum net worth requirements. In addition to being out of compliance with certain property-level mortgages covenants, as of September 30, 2025, we were also out of compliance in regards to the Series Bonds as a result of a recent downgrade by S&P Global Ratings Maalot Ltd. The downgrade constitutes an event of default and as a result, the bondholders have the right to declare the Series Bonds of 975.3 million Israeli new shekels ($295.0 million as of September 30, 2025) immediately due and payable.
Although we are engaged in Standstill arrangement and ongoing negotiations with the bondholders to restructure the terms of the Series Bonds, there can be no assurance that such negotiations will be successful.
In addition, our noncompliance with the covenants of the Series Bonds constituted a cross default under the WhiteHawk loan, under which we owe $80.0 million. Under the terms of the WhiteHawk loan, the lender could declare the obligations under that loan to be immediately due and payable, refuse to make any extensions of credit, suspend any other financial

PART II. OTHER INFORMATION (CONTINUED)
Item 1A. Risk Factors (continued)

accommodations to the borrower and guarantor under the loan, and/or exercise any other available remedies under the loan agreement, the loan documents, or applicable law. Such remedies may include lender’s foreclosure of the collateral securing the WhiteHawk loan, which include the Park Highlands land, the Richardson land, and the 210 West 31st Street leasehold estate.
If some or all of our debt is accelerated and becomes immediately due and payable, we may be unable repay or refinance the debt and we may be required to liquidate assets on terms we may not find attractive, which could limit operational flexibility and reduce the amount available for shareholders.
We are exposed to uncertainty from a class-action lawsuit filed in Israeli courts.
On September 10, 2025, an Israeli investor filed a petition for certification of a class action in the Tel Aviv District Court, Israel against Pacific Oak SOR BVI and certain members of its board of directors, alleging that disclosures relating to Pacific Oak SOR BVI were misleading and caused investor harm. The petition states an individual claim amount in excess of 2.5 million Israeli new shekels ($0.8 million as of September 30, 2025) and cites the petitioner’s expert model estimating potential class-wide damages of approximately 124.6–145.2 million Israeli new shekels ($37.6-43.9 million as of September 30, 2025). The matter is at a preliminary stage; the court has not ruled on class certification or on the merits.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
a)During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.
b)Not applicable.
c)On July 16, 2024, our board of directors indefinitely suspended our share redemption program, effective July 30, 2024 due to our liquidity position. Accordingly, we did not redeem or repurchase any shares of our common stock during the nine months ended September 30, 2025.

Item 3. Defaults upon Senior Securities
The Crown Pointe Mortgage Loan of $54.7 million matured on April 1, 2025. On April 21, 2025, we entered into a forbearance agreement for the Crown Pointe Mortgage Loan which provides for the acknowledgment of an existing event of default and the lender’s agreement to forbear from exercising its remedies until December 31, 2025.
The Series Bonds were downgraded on September 30, 2025 and this constitute an event of default and as a result, the bondholders have the right to declare the Series Bonds of 975.3 million Israeli new shekels ($295.0 million as of September 30, 2025) immediately due and payable. As a result of the downgrade on the Series Bonds, we also triggered an event of default with the WhiteHawk loan of $80.0 million as of September 30, 2025. As of September 30, 2025, we were also in technical default for five loans in the aggregate of $104.5 million due to non-compliance with minimum net worth covenants and loan maturities.
In October 2025, the unmet debt service payment related to the Bank of America Mortgage Loan constituted an event of default. As of the date of filing, the amount of the default and arrearage is $151.9 million.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
c) During the quarterly period ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

PART II. OTHER INFORMATION (CONTINUED)
Item 5. Other Information (continued)

Special Committee Formation
On October 14, 2025, in light of our difficult financial situation, the Standstill, and the ongoing negotiations with the Israeli bondholders, the board of directors of ours formed a special committee (the “Special Committee”) composed of all of our independent directors to explore the availability of strategic alternatives involving us. As part of the process of exploring strategic alternatives, on November 3, 2025, the Special Committee engaged Robert A. Stanger & Co., Inc. (“Stanger”) to act as the financial advisor to us to assist us and the Special Committee with this process. Under the terms of the engagement, Stanger will provide various financial advisory services, as requested by the Special Committee as customary for an engagement in connection with exploring strategic alternatives.

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

10.1
Amended and Restated Loan Agreement by and between Pacific Oak Strategic Opportunity Limited Partnership and Pacific Oak Capital Advisors, LLC, effective June 26, 2025, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed August 13, 2025

10.2
Amended and Restated Promissory Note by Pacific Oak Strategic Opportunity Limited Partnership, effective June 26, 2025, incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed August 13, 2025

10.3	Pledge and Security Agreement by SOR PORT Holdings, LLC, effective June 26, 2025, incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed August 13, 2025

10.4
Credit Agreement by and among Pacific Oak SOR Tule Springs Owner TRS, LLC; Pacific Oak SOR Tule Springs Village 2 Parcels Owner, LLC; Pacific Oak SOR Palisades III, LLC; Pacific Oak SOR Palisades IV, LLC; and 210 West 31st Street Owner, LLC and Whitehawk Capital Partners, LP, dated July 29, 2025

10.5	Letter of Undertaking to the Trustee and the Bondholders by Pacific Oak SOR (BVI) Holdings, Ltd., the Company and Pacific Oak Capital Advisors, LLC, effective August 26, 2025

10.6	Advisory Agreement by and between the Company and Pacific Oak Capital Advisors, LLC, effective as of November 1, 2025

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Twelfth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K filed December 4, 2020

99.2	Amendment No. 1 to the Twelfth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed August 6, 2021

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

PART II. OTHER INFORMATION (CONTINUED)

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.

Date:	November 14, 2025	By:	/S/ KEITH D. HALL
Keith D. Hall
Chief Executive Officer and Director
(principal executive officer)

Date:	November 14, 2025	By:	/S/ PETER MCMILLAN III
Peter McMillan III
Chairman of the Board, President and Director
(principal financial officer)